Form 10-Q
period 2020-09-30
Affinity Bancshares, Inc.
filed 2020-12-17
CIK 1823406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period

Commission File No. 333-248745

Affinity Bancshares, Inc.

(Exact Name of Registrant as Specified in Its Charter)

United States of America	Applied For
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3175 Highway 278 Covington, Georgia	30014
(Address of Principal Executive Offices)	(Zip Code)

(770) 786-7088

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	AFBI	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. (1) YES ☒   NO ☐ (2) YES  ☐   NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.   See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

As of December 17, 2020, zero shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

EXPLANATORY NOTE

Affinity Bancshares, Inc., a Maryland corporation (the “Company”), was formed to serve as the stock holding company for Newton Federal Bank as part of the mutual-to-stock conversion of Community First Bancshares, MHC. As of September 30, 2020, the conversion had not been completed, and, as of that date, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, for informational purposes, the Quarterly Report for the quarter ended September 30, 2020 of Community First Bancshares, Inc., the current stock holding company for Newton Federal Bank, is attached as Exhibit 99.1 to this Quarterly Report.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Not applicable. Please see the Explanatory Note.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not applicable. Please see the Explanatory Note.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable. Please see the Explanatory Note.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable. Please see the Explanatory Note.”

Item 1A.	Risk Factors

Not applicable. Please see the Explanatory Note.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable. Please see the Explanatory Note.”

Item 3.	Defaults Upon Senior Securities

Not applicable. Please see the Explanatory Note.”

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Quarterly Report on Form 10-Q of Community First Bancshares, Inc. for the Quarter Ended September 30, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY BANCSHARES, INC.

Date:	December 17, 2020	/s/ Edward J. Cooney
Edward J. Cooney
Chief Executive Officer

Date:	December 17, 2020	/s/ Tessa M. Nolan
Tessa M. Nolan
Senior Vice President and Chief Financial Officer