Form 10-K
period 2020-12-31
Affinity Bancshares, Inc.
filed 2021-04-01
CIK 1823406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-39914

Affinity Bancshares, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	86-1339773
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3175 Highway 278, Covington, Georgia	30014
(Address of principal executive offices)	(Zip code)

(770) 786-7088

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Trading Symbols	Name of exchange on which registered
Common Stock, par value $0.01 per share AFBI	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $10.85 as of January 21, 2021 (the first day of trading of the Registrant’s common stock), was $71.8 million.

As of March 25, 2021 there were 6,755,160 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders. (Part III)

PART I

ITEM 1.	Business

Forward Looking Statements

This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “potential,” “target” and words of similar meaning.  These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  Accordingly, you should not place undue reliance on such statements.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	conditions relating to the COVID-19 pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market areas, that are worse than expected;
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement and change our business strategies;
•	competition among depository and other financial institutions;
•

inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

•	adverse changes in the securities or secondary mortgage markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
•	changes in tax laws;
•	the effects of any Federal government shutdown;
•	changes in the quality or composition of our loan or investment portfolios;

•	technological changes that may be more difficult or expensive than expected;
•	failure or breaches of information technology security systems;
•	the inability of third-party providers to perform as expected;
•	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
•	our ability to manage market risk, credit risk and operational risk in the current economic environment;
•	our ability to introduce new products and services, enter new markets successfully and capitalize on growth opportunities;
•

our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we have acquired or may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;
•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;
•	our compensation expense associated with equity allocated or awarded to our employees;
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and
•	the effects of any pandemic disease, natural disaster, war, act of terrorism, accident, or similar action or event.

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the novel coronavirus can be fully controlled and abated and when and how the economy may be fully reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially and successfully reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	the allowance for loan losses has been and may have to be increased if borrowers experience financial difficulties, which will adversely affect our net income;
•	we may experience losses on our PPP loans due to fraud or failures with respect to SBA guarantees;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on assets may decline to a greater extent than the decline in the cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income;

•	cyber-security risks are increased as the result of an increase in the number of employees working remotely;
•

we have been subject to litigation, and we face increased regulatory enforcement risk and reputation risk regarding our participation in the PPP and the risk that the SBA may not fund some or all PPP loan guarantees;

•	we rely on third-party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•	FDIC premiums may increase if the agency experiences additional resolution costs.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Affinity Bancshares, Inc.

Affinity Bancshares, Inc. (“Affinity Bancshares”) is a Maryland corporation that was incorporated in September 2020 to be the successor corporation to Community First Bancshares, Inc., a federal corporation, upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Community First Bancshares, MHC, the top tier mutual holding company of Community First Bancshares, Inc. Community First Bancshares, Inc. was the former mid-tier holding company for Affinity Bank (formerly named Newton Federal Bank). Prior to completion of the Conversion, approximately 54% of the shares of common stock of Community First Bancshares, Inc. were owned by Community First Bancshares, MHC. In conjunction with the Conversion, Community First Bancshares, Inc. was merged into Affinity Bancshares, Inc. (and ceased to exist) and Affinity Bancshares, Inc. became its successor holding company for Affinity Bank.

On January 20, 2021, Affinity Bancshares, Inc. completed the Conversion. Affinity Bancshares, Inc. raised gross proceeds of $37.0 million by selling a total of 3,701,509 shares of common stock at $10.00 per share in the second-step stock offering.  Affinity Bancshares, Inc. utilized $3.0 million of the proceeds to fund an addition to its Employee Stock Ownership Plan (“ESOP”) loan for the acquisition of additional shares at $10.00 per share. Expenses incurred related to the offering were $1.6 million, and have been recorded against offering proceeds. The Company invested $16.3 million of the net proceeds it received from the sale into Affinity Bank’s operations and has retained the remaining amount for general corporate purposes. Concurrent with the completion of the stock offering, each share of Community First Bancshares, Inc. common stock owned by public stockholders (stockholders other than Community First Bancshares, MHC) was exchanged for 0.90686 shares of Company common stock.

Affinity Bancshares, Inc. conducts its operations primarily through its wholly owned subsidiary, Affinity Bank, a federally chartered savings bank. Affinity Bancshares, Inc. manages its operations as one unit, and thus does not have separate operating segments. At December 31, 2020, Affinity Bancshares, Inc. had total assets of $850.6 million, loans of $592.3 million, deposits of $640.2 million, and stockholders’ equity of $80.8 million.

The executive offices of Affinity Bancshares, Inc. are located at 3175 Highway 278, Covington, Georgia 30014, and its telephone number is (770) 786-7088. Affinity Bancshares, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

Affinity Bank

Affinity Bank is a federally chartered stock savings association headquartered in Covington, Georgia.  Affinity Bank changed its name from Newton Federal Bank in connection with the conversion.  Newton Federal Bank was originally chartered in 1928 as a Georgia-chartered mutual building and loan association under the name Newton County Building and Loan Association, and we continue to operate under the name “Newton Federal Bank, a Division of Affinity Bank” in Newton Federal Bank’s legacy market area.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in commercial real estate loans, commercial and industrial loans and residential real estate loans and, to a lesser extent, construction and land loans and consumer loans.  We also invest in securities, which have historically consisted primarily of mortgage-backed securities and obligations issued by U.S. government sponsored enterprises and Federal Home Loan Bank stock.  We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts.  In addition, we gather deposits nationwide through our virtual bank, FitnessBank, which accepts deposits and provides higher interest rates based on customers meeting certain fitness goals.  We have also used Federal Home Loan Bank borrowings to fund our operations.

Affinity Bank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency.  Affinity Bank is a member of the Federal Home Loan Bank system.  We use three website addresses:  www.myaffinitybank.com,  www.newtonfederal.com, and FitnessBank.fit.  Information on our websites is not considered a part of this report.

Acquisition

On January 10, 2020, Community First Bancshares, Inc. and Newton Federal Bank completed their acquisition of ABB Financial Group, Inc. (“ABB”) and its wholly owned subsidiary, Affinity Bank.  At the effective time of the acquisition, each outstanding share of ABB common stock was converted into the right to receive $7.50 in cash.  Including consideration received by holders of options to purchase ABB common stock, the aggregate consideration paid in the transaction was approximately $40.3 million.  In addition, $5.9 million of preferred stock that had been issued by ABB were redeemed, and $1.4 million of trust preferred securities issued by a subsidiary of ABB were acquired by Community First Bancshares, Inc. and canceled.  All accrued but unpaid dividends and interest have been paid on the preferred stock and trust preferred securities.

Market Area

We conduct our operations from our main office, a separate operations center and one additional branch office in Covington, Georgia, which is located in Newton County, Georgia; and one branch office in Atlanta, Georgia, which is located in Cobb County, as well as a commercial loan production office located in Alpharetta, Georgia, which is in Fulton County.  Our indirect automobile lending division, Affinity Bank Dealer Select (formerly “Community First Auto”), operates out of an office in Monroe, Georgia.  In addition, we gather deposits nationwide through our virtual bank, FitnessBank.

Covington, Georgia is located 35 miles east of Atlanta, Georgia and 47 miles south of Athens, Georgia.  In Newton County, services are the largest employment sector and represent 24% of the non-farm, non-government labor force.  Other significant employer industries in the county include education/healthcare/social services, wholesale/retail trade, finance/insurance/real estate and construction.  There are approximately 1,400 businesses operating in Newton County.  Newton County’s total population was estimated at 114,228 as of January 1, 2021 and grew 14.3% from 2010 to 2021, while the population of the state of Georgia grew 11.2% during that same period.  Newton County’s population is projected to grow 6.1% between 2021 and 2026, compared to 4.7% for the State of Georgia.  As of January 1, 2021, the median household income in Newton County was approximately $62,098, which was lower than the Georgia state median of $64,850 and lower than the national median household income of $67,761.

Cobb County, with a total population of 768,828 as of January 1, 2021, grew 11.7% between 2010 and 2021, and is projected to grow another 4.7% by 2026.  In Cobb County, the services sector represents 32% of the non-farm, non-government labor force. Cobb County has approximately 21,000 businesses, with other significant employee representation including retail trade, health care and social assistance.  The median household income in Cobb County was approximately $88,072, which is higher than the Georgia and national medians.

Fulton County, with a total population of 1,084,382 as of January 1, 2021, grew 11.7% since 2010, and is projected to grow another 6.0% by 2026. It has approximately 37,000 businesses, with the most significant employee representation in professional, scientific, and technical services, health care and social assistance and retail trade.

The following table provides information with respect to unemployment rates for our market areas, the State of Georgia and the United States as a whole:

	Unemployment Rate
Region	January 2021	January 2020	Change

United States	6.80%	4.00%	2.80%
Georgia	5.00%	3.50%	1.50%
Cobb County, Georgia	4.30%	3.00%	1.30%
Fulton County, Georgia	6.10%	3.40%	2.70%
Newton County, Georgia	5.60%	3.70%	1.90%

Unemployment rates have been significantly impacted by the COVID-19 pandemic, but for all counties where we have a physical branch office or loan production office, the unemployment was below the national unemployment rate for January 2021 and, for Cobb County, was also below the unemployment rate for the State of Georgia.

We believe that we have developed products and services that will meet the financial needs of our current and future customer base, and we continually plan to enhance our products and services to meet the changing needs of customers. Marketing strategies focus on the strength of our knowledge of local consumer and small business markets, our understanding of the dental practice market and indirect automobile lending, as well as expanding relationships with current customers and reaching out to develop new, profitable business relationships.

Competition

We face competition within our local market area both in making loans and attracting deposits.  Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions.  We also face competition from savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies.  As of June 30, 2020 (the most recent date for which data is available), our market share of deposits represented 22.65% of Federal Deposit Insurance Corporation-insured deposits in Newton County and 2.01% in Cobb County, ranking us first and 14th, respectively, in market share of deposits out of nine institutions operating in Newton County and 23 institutions operating in Cobb County.

Lending Activities

General.  Our historical lending activity consists of originating commercial real estate loans, commercial and industrial loans and residential real estate loans and, to a lesser extent, construction and land loans and consumer loans.  We initiated indirect automobile lending in October 2018.  As a result of our acquisition of the former Affinity Bank, we have a specialized expertise in lending to dentists and dental practices, with dental practice loans totaling $170.8 million, or 29.2% of our loan portfolio, as of December 31, 2020.  Of this amount, 71% consisted of commercial business loans and 29% consisted of commercial real estate loans, with the remaining amount being unsecured loans.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.  In addition to the loans included in the table below, at December 31, 2020, we had no loans held for sale, $566,000 of loans in process and $2.0 million of deferred loan fees.

	At December 31,						At September 30,
	2020		2019		2018		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential (1)	$91,777	15.33%	$116,843	46.35%	$139,919	60.44%	$135,508	59.85%	$138,875	63.78%	$132,899	68.54%
Commercial (2)	178,571	29.83%	54,488	21.61%	45,509	19.67%	39,768	17.57%	29,861	13.71	29,162	15.04
Construction and land	23,571	3.94%	20,502	8.13%	14,015	6.06%	20,188	8.92%	25,165	11.56	13,343	6.88
Commercial and industrial loans
Commercial and industrial loans	155,554	25.99%	28,613	11.35%	27,408	11.84%	28,375	12.53%	21,060	9.67	16,221	8.37
Paycheck Protection Program loans	101,749	17.00%	—	—	—	—	—	—	—	—	—	—
Consumer loans	47,393	7.91%	31,644	12.56%	4,595	1.99%	2,555	1.13%	2,783	1.28	2,262	1.17
	598,615	100.00%	252,090	100.00%	231,446	100.00%	226,394	100.00%	217,744	100.00%	193,887	100.00%
Less:
Allowance for losses	6,361		4,134		4,022		3,909		4,551		4,309
Total loans	$592,254		$247,956		$227,424		$222,485		$213,193		$189,578

(1)	Includes home equity loans and lines of credit, which totaled $2.3 million at December 31, 2020.
(2)	Includes multi-family residential real estate loans, which totaled $5.8 million at December 31, 2020.

Contractual Maturities.  The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2020.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments.  Actual maturities may differ.

December 31, 2020	One- to Four-Family Residential Real Estate	Commercial Real Estate	Construction and Land
	(In thousands)
Amounts due in:
Due in one year or less	$5,659	$14,908	$11,686
After one through five years	14,155	82,285	5,429
After five through 15 years	38,071	71,156	2,957
After 15 years	33,892	10,222	3,499
Total	$91,777	$178,571	$23,571

December 31, 2020	Commercial and Industrial	Paycheck Protection Program	Consumer	Total
	(In thousands)
Amounts due in:
Due in one year or less	$4,960	$—	$201	$37,414
After one through five years	54,669	101,749	43,330	$301,617
After five through 15 years	94,088	—	3,862	$210,134
After 15 years	1,837	—		$49,450
Total	$155,554	$101,749	$47,393	$598,615

The following table sets forth our fixed and adjustable-rate loans at December 31, 2020 that are contractually due after December 31, 2021.

	Due After December 31, 2021
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$79,933	$6,185	$86,118
Commercial	140,662	23,001	163,663
Construction and land	6,684	5,201	11,885
Commercial and industrial loans
Commercial and industrial loans	141,744	8,850	150,594
Paycheck Protection Program loans	101,749	—	101,749
Consumer loans	47,066	126	47,192
Total loans	$517,838	$43,363	$561,201

(1)	Consists of home equity loans and lines of credit.

Commercial and Industrial Loans.  We make commercial and industrial loans, primarily in our market area, to a variety of professionals, sole proprietorships and small businesses, including dental loans, which are originated throughout the Southeastern United States.  These loans are generally secured by business assets, and we may support this collateral with junior liens on real property.  At December 31, 2020, commercial and industrial loans were $155.6 million, or 25.9% of our gross loans.  This total excludes $101.7 million of loans originated under the PPP, which are described below.  As part of our relationship driven focus, we encourage our commercial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and net interest margin.

Commercial lending products include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either adjustable or fixed rates of interest. Adjustable rates and fixed rates are based on the prime rate as published in The Wall Street Journal, plus a margin. We are focusing our efforts on experienced, growing small- to medium-sized, privately-held companies with solid historical and projected cash flows that operate in our market areas.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.  Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts of up to 80% of the value of the collateral securing the loan.

Our commercial business loans to dental professionals totaled $170.8 million at December 31, 2020.  The significant majority of these loans are secured by practice assets with the goodwill of each practice providing the value for lending.  We consider numerous factors when underwriting dental loans, including transactional risk related to the selling doctor in a practice purchase, if applicable, procedures performed, insurance taken and the good standing of the dentist by state boards.  We lend across all dental specialties: general, cosmetic, orthodontist, endodontist, periodontist, pediatric, and oral surgery.  The majority of our dental loans are originated to professionals and practices located in the State of Georgia, with the remainder originated through the contiguous states.  We target dental practice loans with principal balances between $350,000 and $500,000, although we will originate dental practice loans with principal balances in excess of $500,000.  The significant majority of our dental loans are to solo practitioners or small practices with two professionals.  We remain knowledgeable of trends in the dental industry through regular contact with our borrowers as well as through our participation in dental managers associations and our dental advisory board.

The CARES Act established the PPP through the SBA, which allowed us to lend money to small businesses to maintain employee payrolls through the COVID-19 crisis with guarantees from the SBA.  Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meet certain other requirements.  PPP loans have a fixed interest rate of 1.00% and a maturity date of either two or five years.  Such loans totaled $101.7 million at December 31, 2020.

Our largest commercial and industrial loan at December 31, 2020 totaled $2.5 million, was originated in 2016 and is secured by accounts receivable.  At December 31, 2020, this loan was performing in accordance with its terms.

Commercial Real Estate Loans.  Our commercial real estate loans (which includes multi-family residential loans) are secured primarily by dental/medical professional properties, church campuses and other small businesses.  At December 31, 2020, we had $178.5 million in commercial real estate loans, representing 29.8% of our total loan portfolio.  At that date, $142.7 million, or 23.2% of our commercial real estate loans, were secured by owner-occupied properties.  This amount included $53.5 million of dental loans, $22.3 million of church loans and $6.7 million of multi-family residential real estate loans.  At December 31, 2020, our commercial real estate loans had an average balance of $482,000.

Most of our commercial real estate loans are balloon loans with a five-year initial term and a 20-year amortization period.  The maximum loan-to-value ratio of our commercial real estate loans is generally 80%.  All of our commercial real estate loans are subject to our underwriting procedures and guidelines.  At December 31, 2020, our largest commercial real estate loan totaled $8.0 million and is secured by an industrial warehouse currently under construction.  At December 31, 2020, this loan was performing in accordance with its terms.

We consider a number of factors in originating commercial real estate loans.  We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan.  When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions.  In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service).  The significant majority of our commercial real estate loans are appraised by outside independent appraisers approved by the board of directors, although we are only required to obtain independent appraisals on commercial real estate loans in amounts of $500,000 or greater.  Personal guarantees are generally obtained from the principals of commercial real estate borrowers.

One- to Four-Family Residential Real Estate Lending.  At December 31, 2020, we had $91.7 million of loans secured by one- to four-family real estate, representing 15.3% of our total loan portfolio.  We currently originate adjustable-rate and fixed-rate one- to four-family residential real estate loans, although our ability to originate adjustable-rate residential mortgage loans is significantly limited in the current interest rate environment.  We historically originated fixed-rate one- to four-family residential real estate loans with balloon terms, but recently began originating adjustable-rate one- to four-family residential real estate loans.  At December 31, 2020, $6.7 million, or 7.3%, of our one- to four-family residential real estate loans were adjustable-rate loans and at December 31, 2020, $21.8 million, or 23.8%, of our one- to four-family residential real estate loans were balloon loans.

Our one- to four-family residential real estate loans are generally underwritten to internal guidelines, although we generally follow the documentation practices of Fannie Mae guidelines.  We generally originate one- to four-family residential real estate loans in amounts up to $150,000, although we will originate loans above this amount.  The significant majority of our one- to four-family residential real estate loans are secured by properties located in our primary market area.

We generally limit the loan-to-value ratios of our one- to four-family residential mortgage loans to 89.9% of the purchase price or appraised value, whichever is lower.

We currently offer one- to four-family residential real estate loans with terms of up to 15 years.  Our adjustable-rate one- to four-family residential real estate loans have a five or seven year initial fixed rate.

We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan).  We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not currently offer “subprime loans” on one- to four-family residential real estate loans (i.e., generally loans to borrowers with credit scores less than 620).

Construction and Land Loans.  We make construction loans, primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development.  Land loans also include loans secured by land purchased for investment purposes.  At December 31, 2020, our residential construction loans totaled $23.5 million, representing 3.9% of our total loan portfolio, and included $1.6 million of land loans.  At December 31, 2020, $2.1 million of our single-family construction loans were to individuals and $6.6 million were to contractors and builders.  In addition, we had $8.4 million of commercial construction and development loans as of December 31, 2020, which included $4.0 million of commercial development and land loans.

While we may originate loans to contractors and builders whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully in light of current residential real estate market conditions.  We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations.  We generally will limit the maximum number of speculative units (units that are not pre-sold) approved for each builder.  We have attempted to diversify the risk associated with speculative construction lending by doing business with experienced small and mid-sized builders within our market area.

We also originate construction loans for commercial development projects, including retail buildings, houses of worship, small industrial projects, hotels and office buildings.  Most of our construction loans are interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 12 months.  At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full.

Construction loans generally can be made with a maximum loan-to-value ratio of 75% of the estimated appraised market value upon completion of the project.  Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser.  We also generally require inspections of the property before disbursements of funds during the term of the construction loan.

At December 31, 2020, our largest construction and land loan was for $8.0 million, of which $2.6 million was outstanding. This loan was originated in 2018 to construct a new industrial warehouse and is secured by land and improvements.  This loan was performing according to its terms at December 31, 2020.

Consumer Loans.  We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings.  Our consumer loans generally consist of indirect loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans.  At December 31, 2020, consumer and other loans were $47.3 million, or 7.9% of gross loans.

In October 2018, we established our indirect automobile lending division, Affinity Bank Dealer Select (“ABDS”, and formerly named Community First Auto), which currently operates from an office in Monroe, Georgia.  This division has an experienced manager and sales team to operate this line of business.  At December 31, 2020, we had $44.1 million in indirect automobile loans, and our internal policies limit such loans to 200% of capital and 25% of our loan portfolio.

ABDS purchases retail installment sales contracts from dealerships in the states of Georgia, Tennessee, North Carolina and South Carolina.  A dealership submits credit applications to ABDS for consideration.  ABDS fully underwrites each loan for creditworthiness, vehicle valuation, debt ratios and the consumer’s stability.  ABDS underwrites each loan to ensure all credit policy guidelines are followed.  Applications that are approved and counter-offered are submitted to ABDS for verification and funding.

All dealerships that submit retail installment contracts to ABDS sign a separate retail dealer agreement that makes representations and warranties to ABDS with respect to our security interest and the accuracy and validity of all information provided during the credit application and contract process.  Borrowers are responsible for carrying full coverage insurance during the life of the loan, but ABDS has a blanket Vendor Single Interest policy in place to cover all loans in case of lapse of coverage, skip or confiscation.

Loan Underwriting Risks

Commercial Real Estate Loans.  Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans.  The primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties, we require borrowers and loan guarantors to provide quarterly, semi-annual or annual financial statements, depending on the size of the loan, on commercial real estate loans.  In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.  We have generally required that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flows and the borrower’s other projects, of at least 1.20x.  An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability.  Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

Commercial and Industrial Loans.  Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business and the collateral securing these loans may fluctuate in value.  Our commercial and industrial loans are originated primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  With respect to dental practice loans, the goodwill of a practice provides the value for lending.   Most often, collateral for commercial and industrial loans consists of accounts receivable, inventory or equipment.  Credit support provided by the borrower for most of these loans is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any.  Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.  As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself.

Construction and Land Loans.  Our construction loans are based upon estimates of costs and values associated with the completed project.  Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.

Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget.  These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest.  If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

Balloon Loans.  Although balloon mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they reprice at the end of the term, the ability of the borrower to renew or repay the loan and the marketability of the underlying collateral may be adversely affected if real estate values decline prior to the expiration of the term of the loan or in a rising interest rate environment.

Adjustable-Rate Loans.  While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, an increased monthly payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults.  The marketability of the underlying collateral also may be adversely affected in a high interest rate environment.

Consumer Loans.  Consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower.  Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Indirect automobile loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly.  In some cases, repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower.  Automobile loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.  Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

Originations, Purchases and Sales of Loans

Lending activities are conducted by our salaried loan personnel operating at our main and branch office locations and our loan production office.  All loans originated by us are underwritten pursuant to our policies and procedures.  We originate fixed-rate loans and adjustable-rate loans.  Our ability to originate fixed-rate loans or adjustable-rate loans depends on relative customer demand for such loans, which is affected by current and expected future levels of market interest rates.  We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys.

We sometimes purchase whole loans from third parties to supplement our loan production.  These loans generally consist of loans to health care professionals and loans secured by manufactured housing.  At December 31, 2020, we had $2.5 million of whole loans that we purchased.  The majority of our purchased loans are to borrowers who are not located in our primary market area.

In addition, from time to time, we may purchase or sell participation interests in loans.  We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures.  At December 31, 2020, we had $3.9 million of committed funds for loan participation interests that we purchased, and at that date, we had $20.6 million of loans for which we had sold participation interests.

We do not originate significant amounts of loans for sale, but we occasionally sell loans, primarily to generate fee income.  We currently broker loan sales through Quicken Loans and receive fees related to such sales.  For the year ended December 31, 2020, we received $167,000 in fee income.  At December 31, 2020, we had no loans held for sale.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that Affinity Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Affinity Bank’s unimpaired capital and surplus.  December 31, 2020, based on the 15% limitation, Affinity Bank’s loans-to-one-borrower limit was approximately $10.0 million.  On the same date, Affinity Bank had no borrowers with outstanding balances in excess of this amount.  At December 31, 2020, our largest loan relationship with one borrower was for $8.0 million, which was for the construction of an industrial warehouse, and the underlying loan was performing in accordance with their terms on that date.

Our lending is subject to written underwriting standards and origination procedures.  Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations.  The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, bank statements and tax returns.

All loan approval amounts are based on the aggregate loans (total credit exposure), including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. Our Chief Executive Officer and our Chief Credit Officer each has individual authorization to approve loans up to $1.0 million, and, combined, can approve loans up to $3.5 million. Two Senior Credit Managers and the President can approve loans up to $500,000 each, or any two of these individuals can approve loans up to $1.0 million combined. No individual loan officer has approval authority in excess of $300,000 individually, and such authority cannot be combined with other officers.  Loans in excess of $3.5 million require the approval of our full board of directors.

Generally, we require title insurance or abstracts on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

Delinquencies and Asset Quality

Delinquency Procedures.  When a loan payment becomes 15 days past due, we contact the customer by mailing a late notice, and loan officers may contact their customers.  If a loan payment becomes 30 days past due, we mail an additional late notice and a loan-specific letter written by a collection representative, and we also place telephone calls to the borrower.  These loan collection efforts continue until a loan becomes 90 days past due, at which point we would refer the loan for foreclosure proceedings unless management determines that it is in the best interest of Affinity Bank to work further with the borrower to arrange a workout plan.  The foreclosure process would begin when a loan becomes 120 days delinquent.  From time to time we may accept deeds in lieu of foreclosure.

Loans Past Due and Non-Performing Assets.  Loans are reviewed on a regular basis.  Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent.  When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection.  When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned.  The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell.  Soon after acquisition, we order a new appraisal to determine the current market value of the property.  Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense of the current period.  After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

Under the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from troubled debt restructuring classification under U.S. GAAP.  In addition, the bank regulatory agencies have issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) for loans that were current as of the loan modification program implementation date are not troubled debt restructurings.  As of December 31, 2020, we had granted short-term deferrals on 737 loans that were otherwise performing, totaling approximately $186.9 million (including $115.0 million of dental practice loans).  As of December 31, 2020, all of these loans had returned to normal payment status.

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.  We had no PPP loans delinquent at December 31, 2020.

	At December 31,
	2020			2019			2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One- to four-family residential	$4,308	$1,094	$1,444	$3,087	$2,040	$643	$196	$1,039	$228
Commercial	3,386	—	1,136	114	24	10	—	—	—
Construction and land	1,392	—	—	—	—	—	—	—	—
Commercial and industrial loans
Commercial and industrial loans	29	—	1,085	1,270	30	395	—	—	—
Paycheck Protection Program loans	—	—	—	—	—	—	—	—	—
Consumer loans	78	—	73	58	34	—	9	1	1
Total	$9,193	$1,094	$3,738	$4,529	$2,128	$1,048	$205	$1,040	$229

	At September 30,
	2018			2017			2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
				(In thousands)
Real estate loans:
One- to four-family residential	$167	$980	$1,115	$173	$3,236	$1,559	$32	$3,382	$1,955
Commercial	283	3	—	—	—	45	—	66	44
Construction and land	—	257	—	—	—	—	—	—	—
Commercial and industrial loans
Commercial and industrial loans	—	—	—	19	45	—	194	—	—
Paycheck Protection Program loans	—	—	—	—	—	—	—	—	—
Consumer loans	—	30	7	24	7	—	20	—	—
Total	$450	$1,270	$1,122	$216	$3,288	$1,604	$246	$3,448	$1,999

Non-Performing Assets.  The following table sets forth information regarding our non-performing assets.  Non-accrual loans include non-accruing troubled debt restructurings of $241,000, $532,000, $287,000, $279,000, $620,000, and $810,000 as of December 31, 2020, 2019 and 2018, and September 30, 2018, 2017 and 2016, respectively.  No PPP loans were considered non-performing at December 31, 2020.

	At December 31,			At September 30,
	2020	2019	2018	2018	2017	2016
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$2,587	$1,912	$1,744	$2,089	$3,540	$3,013
Commercial	1,157	246	56	70	129	230
Construction and land	—	—	—	—	—	—
Commercial and industrial loans	1,085	395	27	29	—	—
Paycheck Protection Program loans	—	—	—	—	—	—
Consumer loans	73	14	1	7	—	—
Total non-accrual loans	$4,902	$2,567	$1,828	2,195	3,669	3,243
Accruing loans past due 90 days or more	—	—	—	—	—	—
Real estate owned:
One- to four-family residential	320	140	508	67	61	—
Commercial	972	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total real estate owned	1,292	140	508	67	61	—
Total non-performing assets	$6,194	$2,707	$2,336	$2,262	$3,730	$3,243
Total accruing troubled debt restructured loans	$3,462	$3,286	$3,773	$4,136	$4,956	$5,815
Total non-performing loans to total loans	0.82%	1.02%	0.79%	0.97%	1.69%	1.71%
Total non-performing assets to total assets	0.73%	0.85%	0.76%	0.74%	1.34%	1.39%

Interest income that would have been recorded for the year ended December 31, 2020 had non-accruing loans been current according to their original terms amounted to $500,000.  We recognized $167,000 of interest income for these loans for the year ended December 31, 2020.  In addition, interest income that would have been recorded for the year ended December 31, 2020 had troubled debt restructurings been current according to their original terms amounted to $84,000.  We recognized $162,000 of interest income for these loans for the year ended December 31, 2020.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of the Comptroller of the Currency to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses.  General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the Office of the Comptroller of the Currency and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At December 31,
	2020	2019
	(In thousands)
Substandard assets	$6,280	$7,041
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$6,280	$7,041
Special mention assets	$847	$229

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

As an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process for establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

The following table sets forth activity in our allowance for loan losses for the periods indicated.  We have not provided for loan losses on Paycheck Protection Program loans due to the government guarantee associated with such loans.

	Years Ended December 31,		Three Months Ended December 31,	Years Ended September 30,
	2020	2019	2018	2018	2017	2016
	(Dollars in thousands)
Allowance at beginning of period	$4,134	$4,022	$3,909	$4,551	$4,309	$5,874
Provision for loan losses	2,000	—	—	500	—	—
Charge offs:
Real estate loans:
One- to four-family residential	(126)	(254)	(11)	(1,425)	(41)	(337)
Commercial	(30)	—	—	(6)	—	(1,796)
Construction and land	—	—	—	—	—	—
Commercial and industrial loans	—	(163)	(14)	(1,275)	(66)	—
Paycheck Protection Program loans	—	—	—	—	—	—
Consumer loans	(29)	(36)	(2)	(33)	(60)	(12)
Total charge-offs	(185)	(453)	(27)	(2,739)	(167)	(2,145)
Recoveries:
Real estate loans:
One- to four-family residential	100	367	93	1,287	333	341
Commercial	246	130	33	172	52	233
Construction and land	—	—	—	17	—	—
Commercial and industrial loans	36	68	14	121	15	—
Paycheck Protection Program loans	—	—	—	—	—	—
Consumer loans	30	—	—	—	9	6
Total recoveries	412	565	140	1,597	409	580
Net (charge-offs) recoveries	227	112	113	(1,142)	242	(1,565)
Allowance at end of period	$6,361	$4,134	$4,022	$3,909	$4,551	$4,309
Allowance to non-performing loans (1)	129.78%	161.07%	220.02%	178.10%	124.04%	132.87%
Allowance to total loans outstanding at the end of the period (1)	1.06%	1.64%	1.73%	1.73%	2.10%	2.22%
Net (charge-offs) recoveries to average loans outstanding during the period	0.04%	0.05%	0.20%	(0.52)%	0.12%	(0.86)%

(1)

The ratios of the allowance for loan losses to total loans and the allowance for loan losses to non-performing assets decreased in 2020 due to recording the former Affinity Bank’s loan portfolio at fair value with no carryover of its allowance for loan losses at the time of the merger.

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2020			2019			2018
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$970	15.36%	15.33%	$369	8.95%	46.35%	$641	15.97%	60.44%
Commercial	3,084	48.82%	29.83%	1,661	40.23%	21.61%	1,619	40.32	19.67
Construction and land	224	3.55%	3.94%	153	3.71%	8.13%	108	2.69	6.06
Commercial and industrial loans	1,320	20.91%	25.99%	1,478	35.82%	11.35%	1,520	37.86	11.84
Paycheck Protection Program loans	—	—	17.00%	—	—	—	—	—	—
Consumer loans	719	11.38%	7.91%	466	11.29%	12.56%	127	3.16	1.99
Total allocated allowance	6,317	100.00%	100.00%	4,127	100.00%	100.00%	4,015	100.00%	100.00%
Unallocated	44			7			7
Total	$6,361			$4,135			$4,022

	At September 30,
		2018		2017			2016
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$687	17.58%	59.85%	$1,704	37.50%	63.78%	$1,882	43.78%	68.54%
Commercial	1,312	33.57	17.57	1,548	34.07	13.71	1,595	37.10	15.04
Construction and land	178	4.55	8.92	349	7.68	11.56	143	3.32	6.88
Commercial and industrial loans	1,670	42.73	12.53	863	19.00	9.67	643	14.96	8.37
Paycheck Protection Program loans	—	—	—	—	—	—	—	—	—
Consumer loans	61	1.57	1.13	79	1.75	1.28	36	0.84	1.17
Total allocated allowance	3,908	100.00%	100.00%	4,543	100.00%	100.00%	4,299	100.00%	100.00%
Unallocated	1			8			10
Total	$3,909			$4,551			$4,309

Investment Activities

General.  The goals of our investment policy are to provide liquidity, meet pledging requirements, generate a reasonable rate of return, and minimize risk.  Subject to loan demand and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity.  We have invested a substantial portion of the proceeds of the offering in short-term and other investments, including U.S. government securities.

Our investment policy was adopted by the board of directors and is reviewed annually by the board of directors.  All investment decisions are made by our Asset/Liability Management Committee, consisting of our President and Chief Executive Officer, the Chairman of the Board, another member of the board of directors, and other members of senior management.  The Chief Financial Officer provides an investment schedule detailing the investment portfolio, which is reviewed at least monthly by the board of directors.

At December 31, 2020, our investment portfolio consisted of securities and obligations issued by U.S. government-sponsored enterprises as well as trust preferred securities.

Our current investment policy permits, with certain limitations, investments in: U.S. Treasury securities; securities issued by the U.S. government and its agencies or government sponsored enterprises including mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Ginnie Mae and Freddie Mac; corporate and municipal bonds; certificates of deposit in other financial institutions; federal funds and money market funds.

At December 31, 2020, our investment portfolio consisted of securities and obligations issued by U.S. government-sponsored enterprises and the Federal Home Loan Bank of Atlanta.  At December 31, 2020, we owned $1.3 million of Federal Home Loan Bank of Atlanta stock.  As a member of Federal Home Loan Bank of Atlanta, we are required to purchase stock in the Federal Home Loan Bank of Atlanta, which stock is carried at cost and classified as restricted equity securities.  In addition, at December 31, 2020, we owned $250,000 of First National Bankers Bank stock.  We purchased the stock of First National Bankers Bank in connection with a $5.0 million loan from First National Bankers Bank to Community First Bancshares, Inc., which was repaid in January 2021.

The following table sets forth the amortized cost and estimated fair value of our held-to-maturity securities portfolio at the dates indicated.

	At December 31,						At September 30,
	2020		2019		2018		2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
		(In thousands)
U.S. Government sponsored enterprises	$—	$—	$—	$—	$1,000	$993	$1,000	$990
Total	$—	$—	$—	$—	$1,000	$993	$1,000	$990

The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.

	At December 31,						At September 30,
	2020		2019		2018		2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
		(In thousands)
Municipal securities – tax exempt	$—	$—	$—	$—	$5,670	$5,609	$5,687	$5,521
Municipal securities – taxable	—	—	—	—	3,119	2,987	3,122	2,925
U.S. Government sponsored enterprises	11,870	11,859	501	500	501	491	502	488
Government agency mortgage-backed securities	9,206	9,532	3,305	3,318	12,451	12,058	12,988	12,426
Trust preferred securities	2,715	2,614	—	—	—	—	—	—
Total	$23,791	$24,005	$3,806	$3,818	$21,741	$21,145	$22,299	$21,360

As of December 31, 2020, there were no securities with an amortized cost or estimated fair value that exceeded 10% of our total equity.

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2020, are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.  There were no held-to-maturity securities at December 31, 2020.  Following is a maturity schedule at December 31, 2020 for available-for-sale securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
		(Dollars in thousands)
U.S. Government sponsored enterprises	$—	—	$—	—	$—	—	$11,870	0.66%	$11,870	$11,859	0.66%
Government agency mortgage-backed	—	—	—	—	1,297	2.00%	7,909	2.06%	9,206	9,532	2.05%
Trust preferred securities	—	—	—	—	2,215	3.66%	500	3.50%	2,715	2,614	3.63%
Total	$—	—	$—	—	$3,512	3.05%	$20,279	1.28%	$23,791	$24,005	1.54%

Following is a maturity schedule at December 31, 2019 for available-for-sale securities:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
		(Dollars in thousands)

U.S. Government sponsored enterprises	$501	1.46%	$—	—	$—	—	$—	—	$501	$500	1.46%
Government agency mortgage-backed	—	—	3,305	2.14%	—	—	—	—	3,305	3,318	2.14%
Total	$501	1.46%	$3,305	2.14%	$—	—	$—	—	$3,806	$3,818	2.05%

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for use in lending and investment activities.  We also may use borrowings to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds.  In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our primary market area.  We also generate deposits nationwide through our virtual bank, FitnessBank, which accepts deposits and provides higher interest rates based on customers meeting certain fitness goals.  We offer a selection of deposit accounts, including savings accounts, checking accounts, certificates of deposit and individual retirement accounts.  Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.  We have the authority to accept brokered deposits but had no such deposits as of December 31, 2020.  We also offer a Kasasa (rewards) deposit program, which promotes free checking accounts with either attractive interest rates or cash-back rewards.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis.  Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and the favorable image of Affinity Bank in the community to attract and retain deposits.  We also seek to obtain deposits from our commercial loan customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,									At September 30,
	2020			2019			2018			2018
	Amount	Percent	Average Rate	Amount	Percent	Average Rate	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Noninterest-bearing checking accounts	$160,819	25.12%	—	$29,549	12.41%	—	$28,472	12.99%	—%	$29,797	13.77%	—%
Statement savings accounts	96,591	15.09%	0.99%	22,691	9.53%	0.13%	24,511	11.18%	0.06%	24,508	11.33%	0.06%
Interest-bearing checking accounts	129,813	20.28%	0.40%	47,324	19.87%	0.69%	53,752	24.52%	0.63%	53,244	24.61%	0.63%
Money market checking accounts	121,317	18.95%	0.86%	33,380	14.01%	0.99%	24,936	11.38%	0.47%	23,140	10.69%	0.47%
Certificates of deposit	131,625	20.56%	1.70%	105,237	44.18%	1.73%	87,510	39.93%	1.20%	85,698	39.60%	1.20%
Total	$640,165	100.00%	0.74%	$238,181	100.00%	1.05%	$219,181	100.00%	0.81%	$216,387	100.00%	0.81%

As of December 31, 2020, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 was approximately $32.9 million.  The following table sets forth the maturity of these certificates as of December 31, 2020.

At December 31, 2020
(In thousands)
Maturity Period:
Three months or less	$3,443
Over three through six months	8,474
Over six through twelve months	9,095
Over twelve months	11,847
Total	$32,859

Borrowings.  As of December 31, 2020, we had a $303.8 million line of credit with the Federal Home Loan Bank of Atlanta.  The following table sets forth information concerning balances and interest rates on Federal Home Loan Bank advances at and for the year ended December 31, 2020.

At or For the Year Ended December 31, 2020
(Dollars in thousands)

Balance outstanding at end of period	$19,117
Weighted average interest rate at end of period	2.46%
Maximum amount of borrowings outstanding at any month end during the period	$54,431
Average balance outstanding during the period	$44,574
Weighted average interest rate during the period	1.28%

Other than annual testing of the line of credit where we borrow $5.0 million for one day, we did not have any outstanding borrowings during the year ended December 31, 2019.

In addition to the Federal Home Loan Bank of Atlanta line of credit, we have two unsecured federal funds lines of credit, in the amounts of $7.5 million and $5.0 million.  No amount was outstanding on these lines of credit at December 31, 2020 or 2019, or during the years ended December 31, 2020 or 2019, except for amounts required for annual testing.

During the year ended December 31, 2020, Affinity Bank borrowed $100.8 million from the Federal Reserve Bank of Atlanta under the Paycheck Protection Program Liquidity Facility to fund PPP loans under the CARES Act.  These borrowings were secured by Paycheck Protection Program loans totaling $101.7 million originated during the year ended December 31, 2020.  These borrowings had a fixed interest rate of 0.35% and a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loan.  In January 2021, we repaid the Federal Reserve Bank PPP Liquidity Facility loans.

The following table sets forth information concerning balances and interest rates on Paycheck Protection Program Liquidity Facility borrowings at and for the year ended December 31, 2020.

At or For the Year Ended December 31, 2020
(Dollars in thousands)

Balance outstanding at end of period	$101,814
Weighted average interest rate at end of period	0.35%
Maximum amount of borrowings outstanding at any month end during the period	$129,230
Average balance outstanding during the period	$20,324
Weighted average interest rate during the period	0.35%

On June 30, 2020, Community First Bancshares, Inc, borrowed $5.0 million from another financial institution.  The loan was secured by the stock of Affinity Bank. The loan had a ten-year term with a floating interest rate equal to the Wall Street Journal Prime Rate.  The initial interest payment was due September 30, 2020 and the initial principal payment is due June 29, 2021.  The loan was repaid January 2021.  There was no prepayment penalty.

Subsidiary Activities

Affinity Bancshares, Inc. has no subsidiaries other than Affinity Bank.

Personnel

As of December 31, 2020, we had 79 full-time employees and four part-time employee.  Our employees are not represented by any collective bargaining group.  Management believes that we have good working relations with our employees.

TAXATION

Affinity Bancshares Inc. and Affinity Bank are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to Affinity Bancshares, Inc. and Affinity Bank.

Our federal and state tax returns have not been audited for the past five years.

Federal Taxation

Method of Accounting.  Affinity Bancshares, Inc. and Affinity Bank currently report income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns.  Affinity Bancshares, Inc. and Affinity Bank file a consolidated federal income tax return.  The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions.  For taxable years beginning after 1995, Affinity Bank has been subject to the same bad debt reserve rules as commercial banks.  It currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Alternative Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.”  The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018.  At December 31, 2020 and 2019, Affinity Bancshares, Inc. had no minimum tax credit carryovers.

Net Operating Loss Carryovers.  As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry net operating losses forward indefinitely.  At December 31, 2020 and 2019, Affinity Bancshares, Inc. had no federal net operating loss carryforwards.

Capital Loss Carryovers.  A corporation cannot recognize capital losses in excess of capital gains generated.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried.  As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains.  Any undeducted loss remaining after the five-year carryover period is not deductible.   At December 31, 2020 and 2019, Affinity Bancshares, Inc. had no capital loss carryovers.

Corporate Dividends.  Affinity Bancshares, Inc. may generally exclude from its income 100% of dividends received from Affinity Bank as a member of the same affiliated group of corporations.

State Taxation

Affinity Bank is treated as a financial institution under Georgia state income tax law. The state of Georgia subjects financial institutions to all state and local taxes in the same manner and to the same extent as other business corporations in Georgia. Additionally, depository financial institutions are subject to local business license taxes and a special occupation tax.

Consolidated Group Return. Georgia is not a unitary business state. Affiliated corporations that file a consolidated federal income tax return must file separate income tax returns unless they have prior approval or have been requested to file a consolidated return by the Commissioner of the Georgia Department of Revenue.  For state income tax purposes, Affinity Bancshares, Inc. and Affinity Bank file a consolidated federal income tax return.

Net Operating Loss Carryovers.  Generally, Georgia law conforms to federal law and a financial institution may carry back Georgia net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2020 and 2019, Affinity Bank had no Georgia net operating loss carryforwards.

Bank Tax Credit. All financial depositary institutions that conduct business or own property in Georgia are required to file a Georgia Financial Institutions Business Occupation Tax based on Georgia gross receipts. Any local license tax and state occupation tax paid a depository financial institution is credited dollar for dollar against any state corporate income tax liability of such institution for the tax year during which any such tax is paid. Any unused credits may be carried forward for five years. At December 31, 2020 and 2019, respectively, Affinity Bank had $453,000 and $375,000 of bank tax credits available for future use.

Maryland State Taxation.  As a Maryland business corporation, Affinity Bancshares is required to file an annual report with and pay franchise taxes to the State of Maryland.

SUPERVISION AND REGULATION

General

As a federal savings association, Affinity Bank is subject to examination and regulation by the Office of the Comptroller of the Currency, and is also subject to examination by the Federal Deposit Insurance Corporation. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Affinity Bank may engage and is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s Deposit Insurance Fund.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders.  Affinity Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees.  Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors.  These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution.  A less than satisfactory rating may also prevent a financial institution, such as Affinity Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations.  Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

As a savings and loan holding company, Affinity Bancshares, Inc. is required to comply with the rules and regulations of the Federal Reserve Board.  It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board.  Affinity Bancshares, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve Board, the Securities and Exchange Commission or Congress, could have a material adverse impact on the operations and financial performance of Affinity Bancshares, Inc. and Affinity Bank.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Affinity Bank and Affinity Bancshares, Inc.  The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Affinity Bank and Affinity Bancshares, Inc.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus (COVID-19) and stimulate the economy. The law had several provisions relevant to depository institutions, including:

•

Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes;

•	Temporarily reducing the community bank leverage ratio alternative available to institutions of less than $10 billion of assets to 8%;

•

The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account.  Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, extended by federal mortgage-backing agencies to at least December 31, 2020; and

•

The ability of a borrower of a multi-family federally-backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance would be granted for up to 30 days, which could be extended for up to two additional 30-day periods upon the request of the borrower.  Later extensions were made available, for a total of six months, for certain federally-backed multi-family mortgage loans.  During the time of the forbearance, the multi-family borrower could not evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent.  Additionally, a multi-family borrower that received a forbearance could not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provided the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

The Paycheck Protection Program

The CARES Act and the Paycheck Protection Program and Health Care Enhancement Act provided $659 billion to fund loans by depository institutions to eligible small businesses through the Small Business Administration’s (“SBA”) 7(a) loan guaranty program. These loans are 100% federally guaranteed (principal and interest). An eligible business could apply under the Paycheck Protection Program (“PPP”) during the applicable covered period and receive a loan up to 2.5 times its average monthly “payroll costs” limited to a loan amount of $10.0 million.  The proceeds of the loan could be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses.  PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term (or five-year loan term for loans made after June 5, 2020) to maturity; and (c) principal and interest payments deferred until the date on which the SBA remits the loan forgiveness amount to the borrower’s lender or, alternatively, notifies the lender no loan forgiveness is allowed.  If the borrower did not submit a loan forgiveness application to the lender within 10 months following the end of the 24-week loan forgiveness covered period (or the 8-week loan forgiveness covered period with respect to loans made prior to June 5, 2020 if such covered period is elected by the borrower), the borrower would begin paying principal and interest on the PPP loan immediately after the 10-month period.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be fully reduced by the loan forgiveness amount under the PPP so long as, during the applicable loan forgiveness covered period, employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

   On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “Relief Act”) became law and provides an additional $284 billion for the PPP, and extends the PPP through March 31, 2021.  PPP changes as a result of the Relief Act include: (1) an opportunity for a second PPP forgivable loan for small businesses and nonprofits with 300 or fewer employees that can demonstrate a loss of 25 percent of gross receipts in any quarter during 2020 compared to the same quarter in 2019; (2) allowing qualified borrowers to apply for a PPP loan up to 2.5 times (or 3.5 times for small businesses in the restaurant and hospitality industries) the borrower’s average monthly payroll costs in the one-year period prior to the date on which the loan is made or calendar year 2019, limited to a loan amount of $2.0 million; (3) the addition of personal protective equipment expenses, costs associated with outdoor dining, uninsured costs related to property damaged and vandalism or looting due to 2020 public disturbances and supplier costs as eligible and forgivable expenses; (4) simplifying the loan forgiveness process for loans of $150,000 or less; and (5) eliminating the requirement that Economic Injury Disaster Loan (EIDL) Advances will reduce the borrower’s PPP loan forgiveness amount.  Additionally, expenses paid with the proceeds of PPP loans that are forgiven are now tax-deductible, reversing previous guidance from the U.S. Department of the Treasury and the Internal Revenue Service, which did not allow deductions on expenses paid for with PPP loan proceeds.

Federal Banking Regulation

Business Activities.  A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations.  Under these laws and regulations, Affinity Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits.  The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts.  Affinity Bank may also establish, subject to specified investment limits, service corporation subsidiaries that may engage in certain activities not otherwise permissible for Affinity Bank, including real estate investment and securities and insurance brokerage.  Federal savings associations are also subject to a “Qualified Thrift Lender Test,” or “QTL Test,” which generally requires that a specified percentage of overall assets be residential mortgages and related investments.  However, these limitations do not apply to Affinity Bank, as described below.

Effective July 1, 2019, the Office of the Comptroller of the Currency issued a final rule, pursuant to a provision of the Economic Growth Regulatory Relief and Consumer Protection Act (“EGRRCPA”), that permits  a federal savings association to elect to exercise national bank powers without converting to a national bank charter.  The election is available to federal savings associations that had total consolidated assets of $20 billion or less as of December 31, 2017.  Affinity Bank exercised the covered savings association election effective May 1, 2020.

The effect of the “covered savings association” election is that a federal savings association generally has the same rights and privileges as a national bank that has its main office in the same location as the home office of the covered savings association.  The covered savings association is also subject to the same duties, restrictions, liabilities and limitations applicable to a national bank.  A covered savings association retains its federal savings association charter and continues to be subject to the corporate governance laws and regulations applicable to such associations, including as to its bylaws, board of directors and stockholders, capital distributions and mergers.

A covered savings association may make loans to its customers without regard to the lending restrictions applicable to federal savings associations, such as the percentage of capital or assets limits on various types of loans and the QTL Test.  However, federal savings associations that have made such an election are subject to the narrower authority of national banks in certain areas such as branching and subsidiary activities in certain respects.  A covered savings association may generally not retain any assets, subsidiaries or activities not permitted for national banks.

Applicable regulations authorize a federal association that has exercised the covered savings association election to terminate the election and thereby again operate as a federal savings association that has not made a covered savings association election.   Affinity Bank has no current plans to terminate its election.

Capital Requirements.  Federal regulations require federally insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

In determining the amount of risk-weighted assets for calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets.  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.  In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

EGRRCPA required the federal banking agencies, including the Office of the Comptroller of the Currency, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with assets of less than $10 billion.  Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements.  The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020.  A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report.  An institution that temporarily ceases to meet any qualifying criteria is provided with a two quarter grace period to regain compliance.  Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable regulatory capital requirements.

The CARES Act lowered the community bank leverage ratio to 8%, with federal regulation making the reduced ratio effective April 23, 2020.  Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter.

At December 31, 2020 and 2019, Affinity Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings association, including a covered savings association, may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate.  At December 31, 2020 and 2019, Affinity Bank was in compliance with the loans-to-one borrower limitations.

Capital Distributions.  Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account.  A federal savings association must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•

the savings association is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease and desist order or formal written agreement that requires action to improve the institution’s financial condition.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Affinity Bank, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

•	the federal savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act generally provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement.  A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws. All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers.  The Office of the Comptroller of the Currency is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act.  A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

In June 2020, the Office of the Comptroller of the Currency issued a final rule clarifying and expanding the activities that qualify for Community Reinvestment Act credit and, according to the agency, seeking to create a more consistent and objective method for evaluating Community Reinvestment Act performance.  The final rule was effective October 1, 2020, but compliance with the revised requirements is not mandatory until January 1, 2024 for institutions of Affinity Bank’s asset size.

The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating.  Affinity Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.  An insured depository institution’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation.  An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Affinity Bank. Affinity Bancshares will be an affiliate of Affinity Bank because of its control of Affinity Bank.  In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements.  In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Affinity Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Affinity Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Affinity Bank’s board of directors.  Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement.  The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association.  Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator.  Civil penalties cover a wide range of violations and actions and range up to $50,000 per day (as adjusted for inflation), unless a finding of reckless disregard is made, in which case penalties may be as high as $2 million per day.  The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular federal savings association.  If such action is not taken, the Federal Deposit Insurance Corporation has authority to take the action under specified circumstances.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions.  These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate.  Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan.  Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Branching.  A federal savings association that has elected covered savings association status is subject to the laws and regulations governing the establishment of branches by national banks.  Generally, intrastate and interstate branching is authorized to the extent that the law of the state involved authorizes branching for banks that it charters.  Such authority is subject to Office of the Comptroller of the Currency approval for new branches.

Prompt Corrective Action.  Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements.  For this purpose, the law establishes five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater.  An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater.  An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%.  An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%.  An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on the payment of dividends, and restrictions on the acceptance of brokered deposits.  Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan.  Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.  An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including a regulatory order to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, ceasing receipt of deposits from correspondent banks, dismissal of directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company.  “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

At December 31, 2020 and 2019, Affinity Bank met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts.  The Deposit Insurance Fund of the Federal Deposit Insurance Corporation insures deposits at Federal Deposit Insurance Corporation-insured financial institutions such as Affinity Bank, generally up to a maximum of $250,000 per separately insured depositor.  The Federal Deposit Insurance Corporation charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution's failure within three years.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments.  Any significant increases would have an adverse effect on the operating expenses and results of operations of Affinity Bank.  We cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation.  We do not know of any practice, condition or violation that may lead to termination of our deposit insurance.

Privacy Regulations.  Federal regulations generally require that Affinity Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Affinity Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes.  Affinity Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

USA PATRIOT Act.  Affinity Bank is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

Prohibitions Against Tying Arrangements.  Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations

Interest and other charges collected or contracted for by Affinity Bank are subject to state usury laws and federal laws concerning interest rates.  Affinity Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Truth in Savings Act; and
•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Affinity Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

Affinity Bancshares is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board.  The Federal Reserve Board has enforcement authority over Affinity Bancshares and its non-savings institution subsidiaries.  Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Affinity Bank.

As a savings and loan holding company, Affinity Bancshares’ activities are limited to those activities permissible by law for financial holding companies (if Affinity Bancshares makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies.  Affinity Bancshares has no present intention to make an election to be treated as a financial holding company.  A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity.  Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities.  Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the Federal Deposit Insurance Corporation.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such factors as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.  A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Savings and loan holding companies with less than $3 billion in consolidated assets are exempt from consolidated regulatory capital requirements, unless the Federal Reserve Board determines otherwise in particular cases.

The Federal Reserve Board has promulgated regulations implementing the “source of strength” doctrine that require holding companies, including savings and loan holding companies, to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued supervisory policies regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock , to provide opportunity for supervisory review and possible objection, if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.  These regulatory policies may affect the ability of Affinity Bancshares to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire “control” of a savings and loan holding company, such as Affinity Bancshares, unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution.  There is a presumption of control upon the acquisition of 10% or more of a class of voting stock if the holding company involved has its shares registered under the Securities Exchange Act of 1934, or, of the holding company involved does now have its shares registered under the Securities Exchange Act of 1934, if no other persons will own, control or hold the power to vote a greater percentage of that class of voting security after the acquisition.

The Federal Reserve Board has adopted a final rule, effective September 30, 2020, that revises its framework for determining whether a company, under the Bank Holding Company Act, has a “controlling influence” over a bank or savings and loan holding company.

Federal Securities Laws

Affinity Bancshares, Inc. common stock is registered with the Securities and Exchange Commission.  Affinity Bancshares, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in Affinity Bancshares, Inc.’s public offering does not cover the resale of those shares.  Shares of common stock purchased by persons who are not affiliates of Affinity Bancshares, Inc. may be resold without registration.  Shares purchased by an affiliate of Affinity Bancshares, Inc. are subject to the resale restrictions of Rule 144 under the Securities Act of 1933.  If Affinity Bancshares, Inc. meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Affinity Bancshares, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Affinity Bancshares, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Affinity Bancshares, Inc. may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Emerging Growth Company Status

Affinity Bancshares, Inc. is an emerging growth company under the JOBS Act.  We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of our initial stock offering, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.  We expect to lose our status as an emerging growth company effective December 31, 2022, which is the end of the fifth year after the completion of our stock offering.  An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Affinity Bancshares, Inc. will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally a company with less than $250 million of voting and non-voting common equity held by non-affiliates). Finally, an emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement.  Affinity Bancshares, Inc. has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

ITEM 1A.	Risk Factors

Not applicable, as Affinity Bancshares, Inc. is a “smaller reporting company.”

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2020, the net book value of our office properties was $6.5 million, and the net book value of our furniture, fixtures and equipment was $2.0 million.  The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:
3175 Highway 278	Owned	1974	$1,896
Covington, Georgia 30014
Other Properties:
Eastside Branch	Owned	2000	635
8278 Highway 278
Covington, Georgia 30014
Former Southside Branch	Building	2006	927
Bypass Road & Highway 36	Owned/Land
10131 Carlin Avenue	Leased
Covington, Georgia 30014
Operations Center	Owned	2017	3,007
8460 Dr. M. L. King, Jr. Avenue
Covington, Georgia 30014
Affinity Bank Office:	Leased	2017	N/A
400 Galleria Parkway SE
Suite 900
Atlanta, Georgia 30339
Loan Production Office	Leased	2019	N/A
5755 North Point Parkway
Suite 91
Alpharetta, Georgia 30022
Affinity Bank Dealer Select Office	Leased	2021	N/A
310 North Broad Street
Monroe, Georgia 30655

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the symbol “AFBI.” As of March 25, 2021 we had 356 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 6,755,160 shares of common stock outstanding.

The payment and amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; the Federal Reserve Board’s current regulations restricting the waiver of dividends by mutual holding companies; and general economic conditions.

The Federal Reserve Board has issued a policy statement providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition.  Regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. In addition, Affinity Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.  Special cash dividends, stock dividends or returns of capital, to the extent permitted by regulations and policies of the Federal Reserve Board and the Office of the Comptroller of the Currency, may be paid in addition to, or in lieu of, regular cash dividends.

There were no sales of unregistered securities during the quarter ended December 31, 2020.

There were no repurchases of shares of the Company’s common stock during the three months Ended December 31, 2020.

On January 20, 2021, Affinity Bancshares, Inc. (the “Company”) completed the sale of 3,701,509 shares of its common stock, par value $0.01 per share, in connection with the mutual-to-stock conversion of Community First Bancshares, MHC. As of March 15, 2021, the Company had invested $16.3 million of the net proceeds it received from the sale into the Bank's operations and has retained the remaining amount for general corporate purposes.

The effective date of the Company’s registration statement (Commission No. 333-248745) was November 10, 2020. The Company registered for offer and sale shares of common stock, par value $0.01, at a sales price of $10.00 per share.

The selling agent who assisted the Company in the sale of its common stock was Performance Trust Capital Partners, LLC (“PTCP”).  For its services in the subscription and community offerings, PTCP received a fee of 1.0% of the aggregate dollar amount of all shares of common stock sold in the subscription offering. No fee was paid on any shares purchased by the Company’s and Newton Federal Bank’s directors, trustees, officers, employees or their immediate families and their personal trusts, and shares purchased by the Company’s employee benefit plans or trusts.

From the effective date of the registration statement until March 26, 2021 the Company incurred expenses in connection with the offer and sale of the common stock totaling $1.6 million, resulting in net proceeds to the Company of $32.4 million.

ITEM 6.	Selected Financial Data

The summary information presented below at each date or for each of the periods presented is derived in part from the financial statements of Community First Bancshares, Inc. and Affinity Bank.  The financial condition data at December 31, 2020 and 2019, and the operating data for the years ended December 31, 2020 and 2019, were derived from the audited consolidated financial statements of Community First Bancshares, Inc. included elsewhere in this annual report.  The information at and for the three months ended December 31, 2018 and the years ended September 30, 2018, 2017 and 2016 was derived in part from audited financial statements that are not included in this annual report.  The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this annual report.

	At December 31,			At September 30,
	2020	2019	2018	2018	2017	2016
	(In thousands)
Selected Financial Condition Data:
Total assets	$850,628	$319,294	$307,695	$305,984	$277,815	$232,832
Cash and cash equivalents	178,253	48,117	37,029	40,796	35,943	25,693
Securities held-to-maturity	—	—	1,000	1,000	1,000	7,499
Securities available-for-sale	24,005	3,818	21,145	21,360	14,345	—
Other investments	1,596	278	580	580	216	205
Loans receivable, net	592,254	247,956	227,424	222,485	213,310	190,050
Other real estate owned	1,292	140	508	67	61	—
Premises and equipment, net	8,617	8,513	8,896	9,040	8,454	4,556
Deposits	640,165	238,181	219,181	216,387	194,613	181,699
FHLB advances	19,117	—	7,570	7,570	—	—
Paycheck Protection Program Liquidity Facility borrowings	100,813	—	—	—	—	—
Other borrowings	5,000	—	—	—	—	—
Stockholders' equity	80,785	77,167	76,398	76,383	76,796	45,081

	For the Years Ended December 31,		For the Three Months Ended December 31,	For the Years Ended September 30,
	2020	2019	2018	2018	2017	2016
	(In thousands)
Selected Operating Data:
Interest income	$30,632	$14,997	$3,592	$14,292	$12,421	$11,248
Interest expense	5,490	2,312	506	1,556	1,083	1,415
Net interest income	25,142	12,685	3,086	12,736	11,338	9,833
Provision for loan losses	2,000	—	—	500	—	—
Net interest income after provision for loan losses	23,142	12,685	3,086	12,236	11,338	9,833
Noninterest income	2,156	1,645	316	1,908	1,258	1,185
Noninterest expenses	21,418	14,004	3,211	12,490	10,525	9,164
Income before income tax benefit (expense)	3,880	326	191	1,654	2,071	1,854
Income tax benefit (expense)	(792)	29	(43)	(1,205)	(706)	(697)
Net income (loss)	$3,088	$355	$148	$449	$1,365	$1,157
Earnings per share (basic and diluted)	$0.41	$0.05	$0.02	$0.06	$0.08	N/A

	At or For the Years Ended December 31,		At or For the Three Months Ended December 31,	At or For the Years Ended September 30,
	2020	2019	2018	2018	2017	2016
Performance Ratios:
Return on average assets	0.42%	0.11%	0.19%	0.15%	0.52%	0.51%
Return on average equity	3.97%	0.46%	0.77%	0.59%	2.32%	2.60%
Interest rate spread (1)	3.49%	4.17%	4.22%	4.49%	4.42%	4.15%
Net interest margin (2)	3.77%	4.51%	4.51%	4.76%	4.63%	4.39%
Noninterest expense to average assets	2.94%	4.53%	4.22%	4.31%	4.04%	4.00%
Efficiency ratio (3)	78.46%	97.73%	94.40%	85.29%	83.56%	83.17%
Average interest-earning assets to average interest-bearing liabilities	133.67%	141.27%	139.50%	146.37%	147.37%	138.46%
Capital Ratios:
Average equity to average assets	10.70%	24.77%	25.09%	26.32%	22.62%	19.41%
Total capital to risk weighted assets	13.00%	29.00%	31.00%	31.07%	34.68%	32.13%
Tier 1 capital to risk weighted assets	12.00%	27.00%	29.00%	29.82%	33.42%	30.86%
Common equity tier 1 capital to risk weighted assets	12.00%	27.00%	29.00%	29.82%	33.42%	30.86%
Tier 1 capital to average assets	10.00%	20.00%	20.00%	20.11%	21.55%	19.32%
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.06%	1.64%	1.73%	1.73%	2.10%	2.22%
Allowance for loan losses as a percentage of non-performing loans	129.79%	161.07%	220.02%	178.10%	124.04%	132.87%
Net (charge-offs) recoveries to average outstanding loans during the year	0.04%	0.05%	0.20%	(0.52)%	0.12%	(0.86)%
Non-performing loans as a percentage of total loans	0.82%	1.02%	0.79%	0.97%	1.69%	1.67%
Non-performing loans as a percentage of total assets	0.58%	0.80%	0.59%	0.72%	1.32%	1.39%
Total non-performing assets as a percentage of total assets	0.73%	0.85%	0.76%	0.74%	1.34%	1.39%
Other:
Number of offices	3	2	2	2	3	3
Number of full-time employees	79	80	84	83	81	65
Number of part-time employees	4	1	1	0	2	2

(1)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expenses divided by the sum of net interest income and noninterest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations.  The information in this section has been derived from the consolidated financial statements, which appear elsewhere in this annual report.  You should read the information in this section in conjunction with the other business and financial information provided in this annual report.

Our financial performance between the 2020 and 2019 periods was generally impacted by our acquisition of ABB Financial Group, Inc. (“ABB”) and its wholly owned banking subsidiary, Affinity Bank, in January 2020.  Our results of operations and average balances for the 2020 periods include partial period contributions from the acquisition, as compared to no contribution from the acquisition in the 2019 periods.

Overview

Total assets increased $531.3 million, or 166.4%, to $850.6 million at December 31, 2020 from $319.3 million at December 31, 2019.  The increase was primarily due to increases in loans and cash and cash equivalents, as a result of our acquisition of ABB and Affinity Bank in January 2020, the origination of PPP loans, and increases in cash equivalents resulting from the deposit of PPP loan proceeds into customers’ accounts at Affinity Bank.  Loans increased $344.3 million, or 138.9%, to $592.3 million at December 31, 2020 from $248.0 million at December 31, 2019.  Cash and cash equivalents increased to $178.3 million at December 31, 2020, from $48.1 million at December 31, 2019.  Securities available-for-sale increased to $24.0 million at December 31, 2020, from $3.8 million at December 31, 2019 due to the acquisition of ABB Financial and Affinity Bank.

Net income increased $2.7 million, or 769.9%, to $3.1 million for the year ended December 31, 2020, compared to $355,000 for the year ended December 31, 2019.  The increase was due primarily to an increase in interest income on loans, due to our acquisition of ABB and Affinity Bank in January 2020, partially offset by increases in interest expense on deposits and noninterest expenses. Net interest income before provision for loan losses increased $12.5 million, primarily as a result of an increase in interest income on loans.  The provision for loan losses increased to $2.0 million for the year ended December 31, 2020, in light of the COVID-19 pandemic and its effects on economic conditions, compared to no provision for the year ended December 31, 2019.  Noninterest income increased $511,000, or 31.1%, to $2.2 million for the year ended December 31, 2020 from $1.6 million for the year ended December 31, 2019, primarily as a result of an increase in service charges on deposit accounts.  Noninterest expenses increased $7.4 million, or 52.9%, to $21.4 million for the year ended December 31, 2020, from $14.0 million for the year ended December 31, 2019, primarily as a result of increases in salaries and employee benefits, occupancy, data processing, legal and accounting, and other noninterest expenses.  Income tax expense increased by $821,000 for the year ended December 31, 2020, as a result of increased income before income taxes.

A rise in interest rates will present us with a slight challenge in managing our interest rate risk.  As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates rise.  Therefore, increases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations.  As described in “—Management of Market Risk,” our net interest income and our net economic value would decrease as a result of an instantaneous increase in interest rates.  To help manage interest rate risk, we promote core deposit products, we continue to diversify our loan portfolio by adding more commercial-related loans, and we proactively manage the liability-side of the balance sheet by adjusting rates offered on our interest-bearing accounts and reviewing long-term funding options to help minimize the compression on our net interest margin.  See “—Management of Market Risk.”

Summary of Significant Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We determined to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our significant accounting policies:

Business Combinations and Valuation of Loans Acquired in Business Combinations.  We account for acquisitions under Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting.  Assets acquired and liabilities assumed in a business combination are recorded at estimated fair value on their purchase date.  As provided for under U.S. GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities, where it is not possible to estimate the acquisition date fair value upon consummation.

In particular, the valuation of acquired loans involves significant estimates, assumptions and judgment based on information available as of the acquisition date.  Substantially all loans acquired in the transaction are evaluated in pools of loans with similar characteristics; and since the estimated fair value of acquired loans includes a credit consideration, no carryover of any previously recorded allowance for loan losses is recorded at acquisition.  A number of factors are considered in determining the estimated fair value of purchased loans including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, contractual interest rates compared to market interest rates, and net present value of cash flows expected to be received.

In determining the Day 1 Fair Values of acquired loans, which are the fair value on all acquired loans at the time of the acquisition, management calculates a nonaccretable difference (the credit mark component of the acquired loans) and an accretable difference (the market rate or yield component of the acquired loans).  The nonaccretable difference is the difference between the undiscounted contractually required payments and the undiscounted cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, and nonaccretable difference which would have a positive impact on interest income.

The accretable yield on acquired loans is the difference between the expected cash flows and the initial investment in the acquired loans. The accretable yield is recognized into earnings using the effective yield method over the term of the loans.  Management separately monitors the acquired loan portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values.

Allowance for Loan Losses.  The allowance for loan losses is a reserve for estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the loan portfolio.  Actual credit losses, net of recoveries, are deducted from the allowance for loan losses.  Loans are charged off when management believes that the collectability of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance for loan losses. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is adequate to absorb probable losses in the loan portfolio.  Management’s evaluation process used to determine the appropriateness of the allowance for loan losses is subject to the use of estimates, assumptions, and judgment.  The evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect probable credit losses.  Because interpretation and analysis involves judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated loan losses and therefore the appropriateness of the allowance for loan losses could change significantly.

The allocation methodology applied by Affinity Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors.  The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans.  Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category.  The total allowance is available to absorb losses from any segment of the loan portfolio.  Management believes the allowance for loan losses is appropriate at December 31, 2020 and 2019. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements.  In addition, various regulatory agencies periodically review the allowance for loan losses.  As a result of such reviews, we may have to adjust our allowance for loan losses.

However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of Affinity Bank and any increase or decrease in the allowance is the responsibility of management.

Income Taxes.  The assessment of income tax assets and liabilities involves the use of estimates, assumptions, interpretation, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the results of operations and reported earnings.

The Company files a consolidated federal and a state income tax return.  Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense.  Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized.  In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies.  The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions.  Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the consolidated financial statements.  Penalties related to unrecognized tax benefits are classified as income tax expense.

Impact of COVID-19 Outbreak

During 2020, global financial markets experienced significant volatility resulting from the spread of COVID-19.  In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and the United States declared a National Public Health Emergency.  The COVID-19 pandemic has restricted the level of economic activity in our markets.  In response to the pandemic, the governments of the state of Georgia and of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.  These measures have dramatically increased unemployment in the United States and have negatively impacted many businesses, and thereby threatened the repayment ability of some of our borrowers.

To address the economic impact in the United States, the CARES Act was signed into law on March 27, 2020.  The CARES Act included a number of provisions that affected us, including accounting relief for troubled debt restructurings (“TDRs”).  The CARES Act also established the PPP through the SBA, which allowed us to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA.  Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meet certain other requirements.  During the year ended December 31, 2020, we received SBA authorization for 1,171 PPP loans totaling $130.3 million.  We had $101.7 million in PPP loans outstanding as of December 31, 2020.

In addition, the Federal Reserve took steps to bolster the economy by, among other things, reducing the federal funds rate and the discount-window borrowing rate to near zero.

In response to the pandemic, we have implemented protocols and processes to help protect our employees, customers and communities.  These measures include:

•

Operating our branches under a drive-through model with appointment-only lobby service for a period of time, leveraging our business continuity plans and capabilities that include critical operations teams being divided and dispersed to separate locations and, when possible, having employees work from home.

•

Offering assistance to our customers affected by the COVID-19 pandemic, which includes payment deferrals, waiving certain fees, suspending property foreclosures, and participating in the CARES Act and lending programs for businesses, including the PPP.

We have implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of COVID-19.  Based on guidance in the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under U.S. GAAP.  In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., nine months or less) granted for loans that were current as of the loan modification program implementation date are not TDRs.  During the year ended December 31, 2020, we granted short-term deferrals on 737 loans totaling $186.9 million that were otherwise performing (including $115.0 million of dental practice loans).  As of December 31, 2020, all of these loans had returned to normal payment status.

Given the unprecedented uncertainty and evolving economic effects and social impacts of the COVID-19 pandemic, the future direct and indirect impact on our business, results of operations and financial condition are highly uncertain.  Should current economic conditions persist or continue to deteriorate, we expect that this macroeconomic environment will have a continued adverse effect on our business and results of operations, which could include, but not be limited to:  decreased demand for our products and services, protracted periods of lower interest rates, increased noninterest expenses, including operational losses, and increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may continue to increase our provision for credit losses and net charge-offs.

Comparison of Financial Condition at December 31, 2020 and December 31, 2019

Total assets increased $531.3 million, or 166.4%, to $850.6 million at December 31, 2020 from $319.3 million at December 31, 2019.  The increase was primarily due to increases in loans and cash and cash equivalents, as a result of our acquisition of ABB and Affinity Bank in January 2020, the origination of PPP loans, and increases in cash equivalents resulting from the deposit of PPP loan proceeds into customers’ accounts at Affinity Bank.  We expect our assets to decrease as customers withdraw the cash proceeds from PPP loans, and as PPP loans are forgiven by the SBA.  In January 2021, we repaid the related Federal Reserve Bank PPP Liquidity Facility loans we obtained to fund the PPP loans.

Cash and cash equivalents increased $130.1 million, or 270.5%, to $178.3 million at December 31, 2020 from $48.1 million at December 31, 2019, resulting from our acquisition of ABB and Affinity Bank, borrowings obtained from the Federal Reserve Bank’s PPP Liquidity Facility to fund PPP loans, and the deposit of PPP loan proceeds into customers’ accounts at Affinity Bank.  As of December 31, 2020, much of the PPP loan proceeds remained in customers’ deposit accounts.

Loans increased $344.3 million, or 138.9%, to $592.3 million at December 31, 2020 from $248.0 million at December 31, 2019.  Commercial real estate loans increased $124.1 million, or 227.7%, to $178.6 million at December 31, 2020 from $54.5 million at December 31, 2019, and commercial and industrial loans, excluding PPP loans, increased $126.9 million, or 443.6%, to $155.6 million at December 31, 2020 from $28.6 million at December 31, 2019.  Construction loans increased $3.1 million, or 15.0%, to $23.6 million at December 31, 2020 from $20.5 million at December 31, 2019.  Consumer loans increased $15.7 million, or 49.8%, to $47.4 million at December 31, 2020 from $31.6 million at December 31, 2019.  These increases were primarily attributable to our acquisition of ABB Financial and Affinity Bank in January 2020.  In addition, commercial and industrial loans increased as $101.7 million in PPP loans were outstanding as of December 31, 2020.  These increases were partially offset by a decrease in one- to four-family residential real estate loans of $25.1 million, or 21.5%, to $91.8 million at December 31, 2020 from $116.8 million at December 31, 2019, as mortgage loans continue to be refinanced elsewhere at lower rates than we offer.  The acquisition of ABB Financial and Affinity Bank shifted the composition of the loan portfolio towards increased commercial and industrial lending and commercial real estate lending, and away from one- to four-family mortgage lending.

Securities available-for-sale increased to $24.0 million at December 31, 2020, from $3.8 million at December 31, 2019, due to our acquisition of ABB Financial and Affinity Bank in January 2020.

Total deposits increased $402.0 million, or 168.8%, to $640.2 million at December 31, 2020 from $238.2 million at December 31, 2019.  The increase in total deposits included increases of $131.3 million, or 444.2%, in noninterest-bearing checking accounts; $87.9 million, or 263.4%, in market rate checking accounts; $82.5 million, or 174.3%, in interest-bearing checking accounts; $73.9 million, or 325.7%, in savings accounts; and $26.4 million, or 25.1%, in certificates of deposit.  These increases are primarily attributable to our acquisition of ABB Financial and Affinity Bank in January 2020.  In addition, many of our customers receiving PPP loans deposited the loan proceeds in their accounts at Affinity Bank.

We had $19.1 million of Federal Home Loan Bank advances, $100.8 million in Federal Reserve Bank PPP Liquidity Facility funds, and $5.0 million of other borrowings at December 31, 2020, compared to no borrowings at December 31, 2019.  We acquired Federal Home Loan Bank advances in our acquisition of ABB Financial and Affinity Bank in January 2020.  We also borrowed $20.0 million from the Federal Home Loan Bank in January 2020 to help fund the acquisition.  We borrowed $5.0 million from First National Bankers Bank during the quarter ended June 30, 2020.  The loan has a ten-year term with a floating interest rate equal to the Wall Street Journal Prime Rate.  The initial interest payment was paid as of September 30, 2020 and the initial principal payment is due June 29, 2021.  There is no prepayment penalty.

Stockholders’ equity increased $3.6 million or 4.7%, to $80.8 million at December 31, 2020 from $77.2 million at December 31, 2019.  The increase was due primarily to net income of $3.1 million recognized during the year ended December 31, 2020.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated.  No tax-equivalent yield adjustments have been made, as the effects would be immaterial.  All average balances are monthly average balances.  Non-accrual loans were included in the computation of average balances.   The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Year Ended December 31,						For the Year Ended September 30,
	2020			2019			2018
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$575,548	$29,933	5.20%	$241,650	$14,022	5.80%	$219,272	$13,301	6.07%
Securities	19,917	380	1.91%	15,129	335	2.21%	22,998	542	2.35%
Interest-earning deposits and federal funds	69,137	212	0.31%	24,045	619	2.57%	24,811	418	1.69%
Other investments	2,523	107	4.24%	329	21	6.38%	531	31	5.84%
Total interest-earning assets	667,125	30,632	4.59%	281,153	14,997	5.33%	267,612	14,292	5.34%
Noninterest-earning assets	60,601			28,109			22,256
Total assets	$727,726			$309,262			$289,868

Interest-bearing liabilities:
Savings accounts	$88,425	878	0.99%	$24,530	31	0.13%	$23,987	15	0.06%
Interest-bearing checking accounts	70,678	286	0.40%	51,406	352	0.69%	43,660	274	0.63%
Money market checking accounts	112,863	965	0.86%	27,568	274	0.99%	22,907	107	0.47%
Certificates of deposit	154,020	2,623	1.70%	94,219	1,629	1.73%	85,360	1,024	1.20%
Total interest-bearing deposits	425,986	4,752	1.12%	197,723	2,286	1.16%	175,914	1,420	0.81%
Federal Home Loan Bank advances	44,574	569	1.28%	1,288	26	2.02%	6,921	136	1.97%
Paycheck Protection Program Liquidity Facility borrowings	20,324	72	0.35%	—	—	—	—	—	—
Other borrowings	8,184	97	1.18%	—	—	—	—	—	—
Total interest-bearing liabilities	499,068	5,490	1.10%	199,011	2,312	1.16%	182,835	1,556	0.85%
Noninterest-bearing liabilities	150,781			33,645			30,733
Total liabilities	649,849			232,656			213,568
Total stockholders' equity	$77,877			$76,606			$76,300
Total liabilities and retained earnings	$727,726			$309,262			$289,868
Net interest income		$25,142			$12,685			$12,736
Net interest rate spread (1)			3.49%			4.17%			4.49%
Net interest-earning assets (2)	$168,057			$82,142			$84,777
Net interest margin (3)			3.77%			4.51%			4.76%
Average interest-earning assets to interest- bearing liabilities	133.67%			141.27%			146.37%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The total column represents the sum of the prior columns.  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Year Ended December 31, 2020 vs. 2019			Year Ended December 31, 2019 vs. September 30, 2018
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$17,501	$(1,590)	$15,911	$1,276	$(555)	$721
Securities	95	(50)	45	(176)	(31)	(207)
Interest-earning deposits and federal funds	463	(870)	(407)	(13)	214	201
Other investments	95	(9)	86	(14)	3	(10)
Total interest-earning assets	18,154	(2,519)	15,635	1,073	(369)	705
Interest-bearing liabilities:
Savings accounts	239	608	847	—	16	16
Interest-bearing checking accounts	109	(175)	(66)	51	27	78
Money market checking accounts	732	(41)	691	29	138	167
Certificates of deposit	1,023	(29)	994	118	487	605
Total deposits	2,103	363	2,466	198	668	866
Federal Home Loan Bank advances	556	(13)	543	(114)	4	(110)
Paycheck Protection Program Liquidity Facility borrowings	72	—	72	—	—	—
Other borrowings	97	—	97	—	—	—
Total interest-bearing liabilities	2,828	350	3,178	84	672	756
Change in net interest income	$15,326	$(2,869)	$12,457	$989	$(1,040)	$(51)

Comparison of Operating Results for the Years Ended December 31, 2020 and 2019

General. Net income increased $2.7 million, or 769.9%, to $3.1 million for the year ended December 31, 2020, compared to $355,000 for the year ended December 31, 2019.  The increase was due primarily to an increase in interest income on loans, due to our acquisition of ABB and Affinity Bank in January 2020, partially offset by increases in interest expense on deposits and noninterest expenses.

Interest Income. Interest income increased $15.6 million, or 104.3%, to $30.6 million for the year ended December 31, 2020 from $15.0 million for the year ended December 31, 2019.  The increase was due primarily to a $15.9 million, or 113.5%, increase in interest income on loans, which represented a significant majority of our interest income and included $4.1 million of interest and fee income on PPP loans.  Our average balance of loans, including PPP loans, increased $333.9 million, or 138.2%, to $575.5 million for the year ended December 31, 2020 from $241.7 million for the year ended December 31, 2019.  The increase in the average balance of loans resulted primarily from our acquisition of ABB Financial and Affinity Bank in January 2020 and, to a lesser degree, the origination of PPP loans.  Our average yield on loans decreased 60 basis points to 5.20% for the year ended December 31, 2020 from 5.80% for the year ended December 31, 2019, due primarily to a decrease in market interest rates.

Interest income on securities (excluding Federal Home Loan Bank stock) increased $45,000 to $380,000 for the year ended December 31, 2020 from $335,000 for the year ended December 31, 2019.  Our average balance of securities increased $4.8 million, or 31.6%, to $19.9 million for the year ended December 31, 2020 from $15.1 million for the year ended December 31, 2019, due to securities included in the acquisition of ABB Financial and Affinity Bank in January 2020. The average rate earned on securities decreased 30 basis points during 2020, to 1.91% from 2.21%, as a result of continued decreases in market interest rates.

Interest income on interest-earning deposits decreased $407,000, or 65.8%, to $212,000 for the year ended December 31, 2020 from $619,000 for the year ended December 31, 2019.  The decrease in interest income on interest-earning deposits was due to a 226 basis point decrease in yield, as interest rates dropped significantly in 2020, while our average balance of interest-earning deposits increased $45.1 million, or 187.5%, to $69.1 million for the year ended December 31, 2020 from $24.0 million for the year ended December 31, 2019, as a result of the acquisition of ABB Financial and Affinity Bank in January 2020.

Interest Expense. Interest expense increased $3.2 million, or 137.5%, to $5.5 million for the year ended December 31, 2020 compared to $2.3 million for the year ended December 31, 2019, due to increases of $2.5 million in interest expense on deposits and $712,000 in interest expense on borrowings.  Interest expense on certificates of deposit increased $994,000, or 61.0%, to $2.6 million for the year ended December 31, 2020 from $1.6 million for the year ended December 31, 2019.  The increase in expense on certificates of deposit was a result of a $59.8 million increase in the average balance of certificates of deposit during the year ended December 31, 2020, partially offset by a three basis point decrease in the average rate paid on certificates of deposit.  Interest expense on market rate checking accounts increased $691,000, to $965,000 for the year ended December 31, 2020 from $274,000 for the year ended December 31, 2019.  The average balance of market rate checking accounts increased by $85.3 million during the year ended December 31, 2020, while the average rate we paid on market rate checking accounts decreased by 13 basis points.  Interest expense on statement savings accounts increased by $847,000, to $878,000 for the year ended December 31, 2020 from $31,000 for the year ended December 31, 2019.  The average balance of statement savings accounts increased by $63.9 million during the year ended December 31, 2020 and the average rate we paid on statement savings accounts increased by 86 basis points.  These increases in average balances were primarily due to deposits assumed in the acquisition of ABB Financial and Affinity Bank in January 2020.  These increases were partially offset by a decrease of $66,000, or 18.8%, in interest expense on interest-bearing checking accounts, to $286,000 for the year ended December 31, 2020 from $352,000 for the year ended December 31, 2019.  The average balance of interest-bearing checking accounts increased by $19.3 million during the year ended December 31, 2020, while the average rate we paid on interest-bearing checking accounts decreased by 29 basis points.

Interest expense on borrowings increased to $738,000 for the year ended December 31, 2020 compared to $26,000 for the year ended December 31, 2019, as the average balance of borrowings increased to $73.1 million for 2020 from $1.3 million for the prior year, primarily as a result of the acquisition of ABB Financial and Affinity Bank in January 2020, Federal Home Loan Bank advances used to fund the acquisition, Federal Reserve Bank borrowings to fund PPP loans, and the $5.0 million loan to the Company during the second quarter of 2020.

Net Interest Income. Net interest income before provision for loan losses increased $12.5 million, or 98.2%, to $25.1 million for the year ended December 31, 2020 from $12.7 million for the year ended December 31, 2019.  Our average net interest-earning assets increased by $85.9 million, or 104.6%, to $168.1 million for the year ended December 31, 2020 from $82.1 million for the year ended December 31, 2019, while our net interest rate spread decreased by 68 basis points to 3.49% for the year ended December 31, 2020 from 4.17% for the year ended December 31, 2019, reflecting a 74 basis point decrease in the weighted average yield on interest-earning assets during 2020, compared to a six basis point decrease in the average rate paid on interest-bearing liabilities.  Our net interest margin was 3.77% for the year ended December 31, 2020 compared to 4.51% for the year ended December 31, 2019.

Provision for Loan Losses.  Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See “—Summary of Significant Accounting Policies” for additional information.

After an evaluation of these factors, particularly in light of the COVID-19 pandemic, we recorded a provision for loan losses of $2.0 million for the year ended December 31, 2020, compared to no provision for the year ended December 31, 2019.  Our allowance for loan losses was $6.4 million at December 31, 2020 compared to $4.1 million at December 31, 2019.  The allowance for loan losses to total loans was 1.06% at December 31, 2020 compared to 1.64% at December 31, 2019, while the allowance for loan losses to non-performing loans was 129.79% at December 31, 2020 compared to 161.07% at December 31, 2019.  We had charge-offs of $185,000 and recoveries of $412,000 during the year ended December 31, 2020.  To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2020.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest Income. Noninterest income increased $511,000, or 31.1%, to $2.2 million for the year ended December 31, 2020 from $1.6 million for the year ended December 31, 2019.  The increase resulted primarily from an increase in service charges on deposit accounts of $437,000, to $1.4 million for the year ended December 31, 2020, compared to $922,000 for the year ended December 31, 2019, supplemented by an increase in other noninterest income of $266,000 during the year ended December 31, 2020, partially offset by decreases in SBA loan fees and gains on sales of investment securities available-for-sale of $65,000 and $127,000, respectively, for the year ended December 31, 2020.

Noninterest Expenses. Noninterest expenses information is as follows.

	Year Ended December 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$$10,969	$7,254	$3,715	51.2%
Deferred compensation	279	236	43	18.1
Occupancy	2,820	1,830	990	54.1
Advertising	200	147	53	36.3
Data processing	2,343	1,577	766	48.6
Other real estate owned	20	23	(3)	(13.0)
Net loss on sale of other real estate owned	289	(21)	310	(1,476.2)
Legal and accounting	1,447	1,213	234	19.3
Organizational dues and subscriptions	306	294	12	4.4
Director compensation	203	192	11	5.7
Federal deposit insurance premiums	401	48	353	735.6
Other	2,141	1,211	930	76.8
Total noninterest expenses	$$21,418	$14,004	$7,414	52.9%

Salaries and employee benefits expense, occupancy expense, advertising expense, federal deposit insurance premiums and other noninterest expense all increased due to our acquisition of ABB Financial and Affinity Bank and the related growth.  Data processing expense decreased due to prior expenditures in connection with our planned core data conversion but did include additional costs associated with the system conversion from our acquisition of ABB Financial and Affinity Bank, while legal and accounting expense increased due to expenses related to our acquisition of ABB Financial and Affinity Bank.

Income Tax Expense.  We recorded income tax expense of $792,000 for the year ended December 31, 2020 compared to an income tax benefit of $29,000 for the year ended December 31, 2019.  The increase in income tax expense was due to increased income before income taxes in the 2020 period.

Management of Market Risk

General.  Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates.  Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates.  Our Asset/Liability Management Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors.  We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  We have implemented the following strategies to manage our interest rate risk:

•	limiting our reliance on non-core/wholesale funding sources;
•	growing our volume of transaction deposit accounts;

•	increasing our investment securities portfolio, with an average maturity of less than 15 years;
•	diversifying our loan portfolio by adding more commercial-related loans, which typically have shorter maturities and/or balloon payments; and
•	continuing to price our one- to four-family residential real estate loan products in a way that encourages borrowers to select our balloon loans as opposed to longer-term, fixed-rate loans.

By following these strategies, we believe that we are better positioned to react to increases and decreases in market interest rates.  In addition, beginning in calendar 2018, we introduced adjustable-rate, one- to four-family residential real estate loans (in addition to our existing home equity loans and lines of credit, which are originated with adjustable interest rates).

We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Net Interest Income.  We analyze our sensitivity to changes in interest rates through a net interest income model.  Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.  We estimate what our net interest income would be for a 12-month period.  We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by 200 and 400 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The table below sets forth, as of December 31, 2020, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$21,900	(3.11)%
+200	22,355	(1.09)%
Level	22,602	—
-200	23,316	3.16%
-400	22,950	1.54%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2020, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 1.09% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 3.16% increase in net interest income.  At December 31, 2019, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 5.02% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced an 8.47% decrease in net interest income.

Net Economic Value.  We also compute amounts by which the net present value of our assets and liabilities (net economic value or “NEV”) would change in the event of a range of assumed changes in market interest rates.  This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value.  The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by 200 and 400 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The table below sets forth, as of December 31, 2020, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$92,398	$(8,169)	(8.12)%	11.42%	(14)
+200	96,651	(3,916)	(3.89)%	11.53%	(3)
—	100,567	—	—	11.56%	—
-200	97,210	(3,357)	(3.34)%	11.10%	(46)
-400	95,794	(4,773)	(4.75)%	10.96%	(60)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at December 31, 2020, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 3.89% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 3.34% decrease in net economic value.  At December 31, 2019, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced an 3.02% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 4.49% increase in net economic value.

GAP Analysis.  In addition, we analyze our interest rate sensitivity by monitoring our interest rate sensitivity “gap.” Our interest rate sensitivity gap is the difference between the amount of our interest-earning assets maturing or repricing within a specific time period and the amount of our interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing during a period exceeds the amount of interest rate sensitive liabilities maturing or repricing during the same period, and a gap is considered negative when the amount of interest rate sensitive liabilities maturing or repricing during a period exceeds the amount of interest rate sensitive assets maturing or repricing during the same period.

The following table sets forth our interest-earning assets and our interest-bearing liabilities at December 31, 2020, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2020, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.   Amounts are based on a preliminary balance sheet as of December 31, 2020, and may not equal amounts included in our audited consolidated financial statements for the year ended December 31, 2020.  However, we believe that there would be no material changes in the results of the gap analysis if audited financial results had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$172,701	$172,701	$172,701	$172,701	$172,701	$178,253
Investments	16,965	17,667	18,906	20,789	23,592	25,601
Net loans	71,517	100,596	153,092	331,805	490,894	592,238
Other assets	—	—	—	—	—	54,402
Total (1)	$261,183	$290,964	$344,699	$525,295	$687,187	$850,494

Liabilities:
Non-maturity deposits	$181,755	$202,614	$244,334	$293,735	$421,417	$508,845
Certificates of deposit	15,941	42,687	68,717	92,399	124,095	131,668
Borrowings	104,547	104,547	104,547	104,547	104,547	122,547
Other liabilities	—	—	—	—	—	5,430
Equity capital	—	—	—	—	—	82,004
Total (1)	$302,243	$349,848	$417,598	$490,681	$650,059	$850,494

Asset/liability gap	$(41,060)	$(58,884)	$(72,899)	$34,614	$37,128
Gap/assets ratio (2)	-4.83%	-6.92%	-8.57%	4.07%	4.37%

(1)	Amounts do not foot due to rounding.
(2)	Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($850.6 million).

At December 31, 2020, our asset/liability gap from zero days to one year was $(72.9) million, resulting in a gap/assets ratio of -8.57%.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net interest income and net economic value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net interest income and NEV tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and NEV and will differ from actual results.  Furthermore, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. In the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Atlanta.  At December 31, 2020, we had a $303.8 million line of credit with the Federal Home Loan Bank of Atlanta and had $18.0 million in borrowings outstanding and $16.0 million in letters of credit outstanding, used to collateralize public deposits.  In addition, at December 31, 2020, we had a $5.0 million unsecured federal funds line of credit and a $7.5 million unsecured federal funds line of credit.  No amount was outstanding on these lines of credit at December 31, 2020.  We also have a line of $53.8 million with the Federal Reserve Bank of Atlanta Discount Window secured by $99.5 million in loans.  No amount was outstanding on the unsecured lines of credit or the Discount Window December 31, 2020.  Under the Federal Reserve Bank’s PPP Liquidity Funding program we have borrowed $100.8 million to fund PPP loans that is secured by the $101.7 million amount of PPP loans.  The Company also has a revolving loan with First National Bankers Bank for $5.0 million.  The loan is secured by the stock of the Company’s wholly owned subsidiary, Affinity Bank. The loan has a ten-year term with a floating interest rate equal to the Wall Street Journal Prime Rate.  The initial interest payment is due September 30, 2020 and the initial principal payment is due June 29, 2021.  There is no prepayment penalty.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $1.4 million and $1.6 million for the years ended December 31, 2020 and 2019, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities and net cash paid in business combination, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $110.4 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively. Net cash provided by financing activities, consisting primarily of activity in deposit accounts and proceeds from the FHLB and PPPLF borrowings, offset by repayment of FHLB borrowings, was $239.1 million and $10.8 million for the years December 31, 2020 and 2019, respectively.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2020, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at December 31, 2020 and 2019.  Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.  As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At December 31, 2020, we had outstanding commitments to originate loans of $63.5 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Time deposits that are scheduled to mature in less than one year from December 31, 2020 totaled $68.7 million.  Management expects that a substantial portion of the maturing time deposits will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Future Accounting Pronouncements

Please refer to Note 1 to the financial statements included as Item 8 in this Annual Report for a description of future accounting pronouncements that may affect our financial condition and results of operations.

Impact of Inflation and Changing Price

The financial statements and related data presented herein have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8.	Financial Statements and Supplementary Data

235 Peachtree Street NE Suite 1800 Atlanta, GA 30303	404 588 4200 wipfli.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Affinity Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Affinity Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness on the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Wipfli LLP

We have served as the Company’s auditor since 2004.

Atlanta, Georgia

March 31, 2021

AFFINITY BANCSHARES, INC.

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
	(In thousands except share amounts)
Assets
Cash and due from banks, including reserve requirement of $0 and $1,523 at December 31, 2020 and 2019, respectively	$5,552	3,965
Interest-earning deposits in other depository institutions	172,701	44,152
Cash and cash equivalents	178,253	48,117
Investment securities available-for-sale	24,005	3,818
Other investments	1,596	278
Loans, net	592,254	247,956
Other real estate owned	1,292	140
Premises and equipment, net	8,617	8,513
Bank owned life insurance	15,311	7,462
Intangible assets	18,940	—
Accrued interest receivable and other assets	10,360	3,010
Total assets	$850,628	319,294
Liabilities and Stockholders' Equity
Liabilities :
Savings accounts	$96,591	22,691
Interest-bearing checking	129,813	47,324
Market rate checking	121,317	33,380
Noninterest-bearing checking	160,819	29,549
Certificate of deposits	131,625	105,237
Total deposits	640,165	238,181
Federal Home Loan Bank (FHLB) advances	19,117	—
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	100,813	—
Other borrowings	5,000	—
Accrued interest payable and other liabilities	4,748	3,946
Total liabilities	769,843	242,127
Commitments
Stockholders' equity:
Common stock (par value $0.01 per share, 19,000,000 shares authorized, 7,684,173 issued and 7,570,797 outstanding at December 31, 2020, and 7,671,224 issued and 7,557,848 outstanding at December 31, 2019)	77	77
Preferred stock (1,000,000 shares authorized, no shares outstanding)	—	—
Additional paid in capital	33,620	33,358
Treasury stock, 113,376 shares at December 31, 2020 and 2019, at cost	(1,268)	(1,268)
Unearned ESOP shares	(2,453)	(2,571)
Retained earnings	50,650	47,562
Accumulated other comprehensive income	159	9
Total stockholders' equity	80,785	77,167
Total liabilities and stockholders' equity	$850,628	319,294

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Income

	For the Year Ended December 31,	For the Year Ended December 31,
	2020	2019
	(In thousands except per share amounts)
Interest income:
Loans, including fees	$29,933	14,022
Investment securities, including dividends	487	356
Interest-earning deposits	212	619
Total interest income	30,632	14,997
Interest expense:
Deposits	4,752	2,286
Borrowings	738	26
Total interest expense	5,490	2,312
Net interest income before provision for loan losses	25,142	12,685
Provision for loan losses	2,000	—
Net interest income after provision for loan losses	23,142	12,685
Noninterest income:
Service charges on deposit accounts	1,359	922
Small Business Administration (SBA) loan fees	—	65
Gain on sales of investment securities available-for-sale	20	147
Other	777	511
Total noninterest income	2,156	1,645
Noninterest expenses:
Salaries and employee benefits	10,969	7,254
Deferred compensation	279	236
Occupancy	2,820	1,830
Advertising	200	147
Data processing	2,343	1,577
Other real estate owned	20	23
Net loss (gain) on sale and write-down of other real estate owned	289	(21)
Legal and accounting	1,447	1,213
Organizational dues and subscriptions	306	294
Director compensation	203	192
Federal deposit insurance premiums	401	48
Other	2,141	1,211
Total noninterest expenses	21,418	14,004
Income before income taxes	3,880	326
Income tax expense (benefit)	792	(29)
Net income	$3,088	355
Basic and diluted earnings per share	$0.41	$0.05

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,	For the Year Ended December 31,
	2020	2019
	(In thousands)
Net income	$3,088	$355

Other comprehensive income (loss):

Net unrealized gain on available-for-sale securities, net of taxes of $57 and $196	165	559

Reclassification adjustment for gain included in net income, net of taxes of $(5) and $(38)	(15)	(109)

Total other comprehensive income	150	450

Total comprehensive income	$3,238	$805

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Accumulated
	Additional				Other
Common	Paid In	Treasury	Unearned	Retained	Comprehensive
Stock	Capital	Stock	ESOP Shares	Earnings	Income (Loss)	Total
(In thousands)

Beginning balance December 31, 2018	$75	$33,078	$(668)	$(2,689)	$47,043	$(441)	$76,398
Issuance of restricted stock awards	2	177	—	—	—	—	179
ESOP loan payment and release of ESOP shares	—	4	—	118	—	—	122
Stock-based compensation	—	99	—	—	—	—	99
Purchase of treasury stock	—	—	(600)	—	—	—	(600)
Change in unrealized gain on investment securities available-for-sale	—	—	—	—	—	450	450
ASC 606 adoption adjustment, net of tax ($57)	—	—	—	—	164	—	164
Net income	—	—	—	—	355	—	355
Ending balance December 31, 2019	$77	$33,358	$(1,268)	$(2,571)	$47,562	$9	$77,167

Beginning balance December 31, 2019	$77	$33,358	$(1,268)	$(2,571)	$47,562	$9	$77,167
Issuance of restricted stock awards	1	16	—	—	—	—	17
ESOP loan payment and release of ESOP shares	(1)	(35)	—	118	—	—	82
Stock-based compensation	—	281	—	—	—	—	281
Change in unrealized gain on investment securities available-for-sale	—	—	—	—	—	150	150
Net income	—	—	—	—	3,088	—	3,088
Ending balance December 31, 2020	$77	$33,620	$(1,268)	$(2,453)	$50,650	$159	$80,785

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,	For the Year Ended December 31,
	2020	2019
	(In thousands)
Cash flows from operating activities, net of effects of combination:
Net income	$3,088	$355
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisition:
Depreciation and amortization	697	885
Stock-based compensation expense	298	278
Deferred income tax	(73)	145
Provision for loan losses	2,000	—
ESOP expense	82	122
Net gain on sale of investment securities available-for-sale	(20)	(147)
Net loss (gain) on sale of other real estate owned	29	(21)
Increase in cash surrender value of life insurance	(397)	(211)
Write-down on other real estate	260	117
Change in:
Accrued interest receivable and other assets	(4,272)	549
Accrued interest payable and other liabilities	(321)	(436)
Net cash provided by operating activities	1,371	1,636
Cash flows from investing activities, net of effects of combination:
Purchases of investment securities available-for-sale	(13,934)	—
Purchases of premises and equipment	(451)	(377)
Proceeds from disposal of premises and equipment	47	—
Proceeds from the sale of investment securities available-for-sale	1,676	16,361
Proceeds from paydowns and maturities of investment securities available-for-sale	8,430	1,596
Proceeds from maturity of investment securities held-to-maturity	—	1,000
Purchases of other investments	(1,358)	(232)
Proceeds from sales of other investments	1,700	534
Net change in loans	(83,855)	(20,768)
Proceeds from sales of other real estate owned	111	508
Net cash paid in business combination	(22,749)	—
Net cash used in investing activities	(110,383)	(1,378)
Cash flows from financing activities, net of effects of combination:
Net change in deposits	152,442	19,000
Proceeds from FHLB advances	45,000	—
Repayment of FHLB advances	(60,000)	(7,570)
Proceeds from other borrowings	5,000	—
Proceeds from PPPLF	100,813	—
Repayment of repurchase agreements	(4,107)	—
Purchase of treasury stock	—	(600)
Net cash provided by financing activities	239,148	10,830
Net change in cash and cash equivalents	130,136	11,088
Cash and cash equivalents at beginning of period	48,117	37,029
Cash and cash equivalents at end of period	$178,253	$48,117
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,252	$2,262
Cash paid for income taxes	590	90
Bank property transferred to other real estate owned	460	—
Other real estate owned acquired through foreclosure	320	236
Change in unrealized gain on investment securities available-for-sale, net of tax	150	450

Fair value of assets acquired	317,742	—
Fair value of liabilities assumed	288,732	—
Net assets acquired	29,010	—

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Nature of Operations

Affinity Bancshares, Inc. (the “Company”) is a savings and loan holding company headquartered in Covington, Georgia. The Company has one operating subsidiary, Affinity Bank (the “Bank”, and formerly named “Newton Federal Bank”), a federally chartered savings association, conducting banking activities in Newton County, Georgia and surrounding counties and in Cobb and Fulton County, Georgia and surrounding counties, and originating dental practice loans and indirect automobile loans throughout the Southeastern United States. The Bank offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, mortgage, commercial and consumer loans, including indirect automobile loans, money transfers and a variety of other banking services.

The Company was incorporated in September 2020 to be the successor corporation to Community First Bancshares, Inc., a federal corporation, upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Community First Bancshares, MHC, the top tier mutual holding company of Community First Bancshares, Inc. Community First Bancshares, Inc. was the former mid-tier holding company for the Bank (formerly named Newton Federal Bank). Prior to completion of the Conversion, approximately 54% of the shares of common stock of Community First Bancshares, Inc. were owned by Community First Bancshares, MHC. In conjunction with the Conversion, Community First Bancshares, Inc. was merged into Affinity Bancshares, Inc. (and ceased to exist) and Affinity Bancshares, Inc. became its successor holding company for Newton Federal Bank.

On January 20, 2021, the Company completed the Conversion. Accordingly, the financial statements and notes thereto reflect the operations of Community First Bancshares, Inc., and not the Company.  However, references to the Company include Community First Bancshares, Inc. where indicated by the context.  For further information, see Note 17, “Subsequent Events.”

Reorganization

On October 31, 2016, the Board of Directors of the Bank adopted a Plan of Reorganization from a Mutual Savings Association to a Mutual Holding Company and Stock Issuance Plan (the “Plan”).  The Plan was subject to the approval of the Board of Governors of the Federal Reserve System and the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting.  Pursuant to the Plan, in April 2017 the Bank converted to a stock savings bank organized in the mutual holding company structure.  The Bank issued all of its outstanding stock to a new holding company, Community First Bancshares, Inc., which sold 3,467,595 shares of common stock to the public at $10.00 per share, representing 46% of its outstanding shares of common stock.  This amount included shares purchased by the ESOP, which purchased 3.92% of the common stock of the new holding company outstanding upon the completion of the reorganization and stock issuance.  Community First Bancshares, Inc. was organized as a corporation under the laws of the United States.  Community First Bancshares, MHC was organized as a mutual holding company under the laws of the United States and owned 54% of the outstanding common stock of Community First Bancshares, Inc.

Basis of Presentation

The accounting principles followed by the Company and the methods of applying these standards and principles conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

Impaired loans and foreclosed real estate properties are carried at fair value less estimated selling costs, the determination of which requires significant assumptions, estimates and judgments. Fair values for foreclosed real estate properties and impaired loans collateralized by real estate are principally based on independent appraised values.  Fair value is defined by GAAP as the price that would be received to sell an asset in an orderly transaction between market participants at the

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

measurement date. GAAP further defines an orderly transaction as a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets.  An orderly transaction is not a forced transaction like a forced liquidation or distressed sale.

Basic and diluted earnings per share for 2020 was $0.41.  The net earnings for this period was $3,088,000 and the weighted average common shares outstanding were 7,570,797.   Basic and diluted earnings per share for the year ended December 31, 2019 was $0.05. The net earnings for this period was $355,000 and the weighted average common shares outstanding were 7,515,482.

Emerging Growth Company Status

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).  For as long as the Company is an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies.  An emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the Company is first required to file a registration statement.  The Company has elected to use the extended transition period described above and intends to maintain its emerging growth company status as allowed under the JOBS Act.

Future Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”)  2016-02, Leases (Topic 842). ASU 2016-02 provides certain targeted improvements to align lessor accounting with the lessee accounting model. It requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases. For emerging growth companies, this update will be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.  The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2019, the FASB issued ASU 2019-04 (“ASU 2019-04”), Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 includes technical corrections relating to scope, held-to-maturity disclosures, measurement alternative and remeasurement of equity securities. The effective date is for fiscal years beginning after December 31, 2019, including interim periods within those fiscal years. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, result of operations or cash flows.  Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), is intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Additionally, the amendments of ASU 2016-13 require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The Company selected a third-party vendor to provide allowance for loan loss software as well as advisory services in developing a new methodology that would be compliant with ASU 2016-13, and is working with the approved third-party vendor to develop the CECL model and evaluate its impact. ASU 2016-13 was originally to become effective for the Company for interim and annual periods beginning after December 15, 2019. In November 2019, the FASB issued Accounting Standards Update 2019 – 10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates (“ASU 2019–10”). ASU 2019-10 amends the effective date for certain entities, including the Company, for ASU 2016-13, Financial Instruments – Credit Losses. Because the Company is a smaller reporting company, ASU 2016-13 is now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 enhances and simplifies certain aspects of income tax accounting guidance related to hybrid tax regimes, interim period accounting for enacted changes in tax law, ownership changes in investments, intraperiod tax allocations and tax basis step-up in goodwill. It is effective for the Company for fiscal years beginning after December 15,

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

2020, including interim periods within those fiscal years. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, result of operations or cash flows.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). The Company recognizes the full fair value of the assets acquired and liabilities assumed and immediately expenses transaction costs. If the amount of consideration exceeds the fair value of assets purchased less the fair value of liabilities assumed, goodwill is recorded. Alternatively, if the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid, a gain (“bargain purchase gain”) is recorded. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Results of operations of the acquired business are included in the statements of income from the effective date of the acquisition. Additional information regarding the recent acquisition is provided in Note 2.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks and interest-earning deposits in other depository institutions.

Investment Securities

The Company classifies its investment securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Transfers of securities between categories are recorded at fair value at the date of transfer.

Management evaluates investment securities for other-than-temporary impairment on an annual basis. A decline in the market value of any held-to-maturity investment below cost that is deemed other-than-temporary is charged to earnings for the decline in value deemed to be credit related. The decline in value attributed to non-credit related factors is recognized in other comprehensive income and a new cost basis in the security is established.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Other Investments

The Federal Home Loan Bank (“FHLB”) stock is an investment that does not have a readily determinable fair value and is carried at cost. The Company is required to hold the FHLB stock as a member of the FHLB and transfer of the stock is substantially restricted.

The First National Bankers Bank (“FNBB”) stock is an investment that does not have a readily determinable fair value and is carried at cost. The Company acquired the stock when it borrowed funds at the holding company from FNBB.

Loans, Loan Fees and Interest Income on Loans

Loans are stated at the principal amount outstanding, net of the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. Generally, payments on nonaccrual loans are applied first to principal.  Interest income is recorded after principal has been satisfied and as payments are received.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Loan fees, net of certain origination costs, are deferred and amortized over the lives of the respective loans as an adjustment to the yield.

A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Estimated impairment losses for collateral dependent loans are set up as specific reserves. Interest income on impaired loans is recognized using the cash-basis method of accounting during the time the loans are impaired.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. The allowance represents an amount, which in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. Management considers the following when assessing risk in the Company's loan portfolio segments:

Commercial (secured by real estate): Commercial real estate loans are dependent on the industries tied to these loans. Commercial real estate loans are primarily secured by office and industrial buildings, warehouses, small retail shopping facilities and various special purpose properties, including hotels and restaurants. Financial information is obtained from the borrowers and/or the individual project to evaluate cash flows sufficiency to service debt and is periodically updated during the life of the loan. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

Commercial and industrial: Commercial and industrial loans are primarily for working capital, physical asset expansion, asset acquisition loans and other. These loans are made based primarily on historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors. Financial information is obtained from the borrowers to evaluate cash flows sufficiency to service debt and are periodically updated during the life of the loan.

Construction, land and acquisition and development: Construction, land and acquisition and development loans are secured by vacant land and/or property that are in the process of improvement, including (a) land development preparatory to erecting vertical improvements or (b) the onsite construction of industrial, commercial, residential, or farm buildings. Repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet improved for the planned development, there is the risk that necessary approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs.

Residential mortgage 1-4 family: Residential real estate loans are affected by the local residential real estate market, the local economy, and, for variable rate mortgages, movement in indices tied to these loans. At the time of origination, the Company evaluates the borrower's repayment ability through a review of debt to income and credit scores. Appraisals are obtained to support the loan amount. Financial information is obtained from the borrowers and/or the individual project to evaluate cash flows sufficiency to service debt at the time of origination.

Consumer installment: Consumer and other loans may take the form of auto loans, installment loans, demand loans, or single payment loans and are extended to individuals for household, family, and other personal expenditures. At the time of origination, the Company evaluates the borrower's repayment ability through a review of debt to income and credit scores.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the probability of collection of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans.  Management uses an external independent loan reviewer to challenge and corroborate its loan gradings and to provide additional analysis in determining the adequacy of the allowance for loan losses and necessary provisions to the allowance.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses, and as a result of these reviews the Bank may have to adjust or make additions to the allowance for loan losses as a part of management’s ongoing evaluation of its adequacy.

Other Real Estate Owned

Other real estate owned includes real estate acquired through foreclosure. Each other real estate property is initially recorded at its fair value less estimated costs to sell and is subsequently carried at fair value less estimated costs to sell. All foreclosed properties are actively marketed for sale. Fair value is principally based on independent appraisals performed by local credentialed appraisers.  Any excess of the carrying value of the related loan over the fair value of the real estate at the date of foreclosure is charged against the allowance for loan losses.  Properties in other real estate are re-evaluated annually.  Any expense incurred in connection with holding such real estate or resulting from any write-downs in value subsequent to foreclosure is included in noninterest expense.  When the other real estate property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in earnings for the period. The cost of maintenance and repairs that do not improve or extend the useful life of the respective asset is charged to earnings as incurred, whereas significant renewals and improvements are capitalized. The range of estimated useful lives for premises and equipment are as follows:

Equipment and furniture	3 - 10 years
Buildings	40 years
Automobile	5 years

Bank Owned Life Insurance

The Bank has purchased life insurance policies on certain key executives and members of management. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.

Income Taxes

The Company uses the liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Additionally, this method requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

The Company currently evaluates income tax positions judged to be uncertain.  A loss contingency reserve is accrued if it is probable that the tax position will be challenged, it is probable that the future resolution of the challenge will confirm that a loss has been incurred, and the amount of such loss can be reasonably estimated.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Revenue Recognition

As of January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. Disclosures of revenue from contracts with customers for periods beginning after January 1, 2019 are presented under ASC Topic 606 and have not materially changed from the prior year amounts. This update prescribes the process related to the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 excludes revenue streams relating to loans and investment securities, which are the major source of revenue for the Company, from its scope. As a result, the adoption of the guidance had no material impact on the measurement or recognition of revenue, however, as of January 1, 2019, the Company recognized all prior period other real estate owned deferred gains with a corresponding increase to the opening balance of stockholders’ equity of approximately $164,000 net of tax of $57,000 since all prior period sales qualified for full recognition of the gains in accordance with the new guidance.

Consistent with this guidance, the Company recognizes noninterest income within the scope of this guidance as services are transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those services. Other types of revenue contracts, the income from which is included in noninterest income, that are within the scope of ASU 2014-09 are:

Service charges on deposit accounts: The deposit contract obligates the Company to serve as a custodian of the customer’s deposited funds and is generally terminable at will by either party. The contract permits the customer to access the funds on deposit and request additional services for which the Company earns a fee, including NSF and analysis charges, related to the deposit account. Income for deposit accounts is recognized over the statement cycle period (typically on a monthly basis) or at the time the service is provided, if additional services are requested.

Small Business Administration (SBA) loan fees: Origination fees on SBA loans are recognized into income up to the amount of the cost of making the loan as is done with other loans.  The remainder is deferred and taken into income over the life of the loan.  A portion of proceeds from the sale of SBA loans is taken into income while the remainder is deferred over the life of the loan.

ATM fee income: A contract between the Company, as a card-issuing bank, and its customers whereby the Company receives a transaction fee from the merchant’s bank whenever a customer uses a debit or credit card to make a purchase. These fees are earned as the service is provided (i.e., when the customer uses a debit or ATM card).

Other noninterest income: Other noninterest income includes several items, such as wire transfer income, check cashing fees, the increase in cash surrender value of life insurance and safe deposit box rental fees. This income is generally recognized at the time the service is provided and/or the income is earned.

Risk and Uncertainties

The COVID-19 pandemic has disrupted and adversely affected the Company’s business and results of operations, and the ultimate impacts of the pandemic on the Company’s business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

(2)Acquisition

On January 10, 2020, Community First Bancshares, Inc. consummated its merger (the “Merger”) with ABB Financial Group, Inc. (“ABB”) pursuant to the Agreement and Plan of Merger by and between Community First Bancshares, Inc. and ABB dated August 19, 2019, (the “Merger Agreement”), whereby ABB was merged with and into Community First Bancshares, Inc., and Affinity Bank, ABB’s wholly owned commercial bank subsidiary serving Cobb County, Georgia and Fulton County, Georgia and surrounding counties, was merged with and into Newton Federal Bank. System integration was completed September 18, 2020.  Affinity Bank operated one branch office in Cobb County, Georgia and one loan production office in Fulton County, Georgia.

The purpose of the merger was for strategic reasons beneficial to Community First Bancshares, Inc. The acquisition is consistent with its plan to drive growth and efficiency through increased scale, leverage the strengths of each bank across the combined customer base, enhance profitability, and add shareholder value.

Under the terms of the Merger Agreement, each outstanding share of ABB common stock was converted into the right to receive $7.50 in cash, for a total paid of $40.3 million in cash with no stock issued.  Pre-existing ABB equity awards (restricted stock units and stock options) immediately vested upon consummation of the merger. Community First Bancshares, Inc. paid $2.7 million reflecting the net value for the vested ABB restricted stock outstanding at the consummation of the merger.

Community First Bancshares, Inc. accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of ABB prior to the consummation date were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. Community First Bancshares, Inc. determined the fair value of core deposit intangibles, securities, premises and equipment, loans, other real estate owned, bank owned life insurance and other assets, deposits, debt and deferred taxes with the assistance of third-party valuations, appraisals, and third-party advisors. The estimated fair values will be subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period of approximately one year from consummation.

The fair value of the assets acquired and liabilities assumed on January 10, 2020 was as follows:

	As recorded by	Fair Value	As recorded by
	ABB	Adjustments	CFBI
		(in thousands)

Cash, cash equivalents and securities available-for-sale	$41,561	$—	$41,561
Loans	264,176	(2,327)	261,849
Other real estate owned	790	—	790
Core deposit intangible	—	1,913	1,913
Fixed assets and other assets	11,629	—	11,629
Total assets acquired	318,156	(414)	317,742

Deposits	249,049	265	249,314
Borrowings and other liabilities	37,764	1,654	39,418
Total liabilities acquired	286,813	1,919	288,732

Excess of assets acquired over liabilities acquired	31,343	(2,333)	29,010

Purchase price			40,338
Net assets acquired			29,010
Less preferred stock redeemed			(5,891)
Net assets acquired less preferred stock			23,119
Goodwill			$17,219

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The following unaudited pro forma information presents the results of operations for the year ended December 31, 2020 and 2019, as if the acquisition had occurred January 1 of each period.  These unaudited proforma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Year Ended December 31,
	2020	2019
	(In thousands except per share data)

Total revenues, net of interest expense	$27,599	$24,532
Net income	2,028	2,415
Diluted earnings per share	0.27	0.32

(3)	Investment Securities

Investment securities available-for-sale at December 31, 2020 and 2019 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
December 31, 2020	Cost	Gains	Losses	Fair Value
U.S. Government sponsored enterprises	$11,870	1	(12)	11,859
Government agency mortgage-backed securities	9,206	326	—	9,532
Trust preferred securities	2,715	—	(101)	2,614
Total	$23,791	327	(113)	24,005

December 31, 2019
U.S. Government sponsored enterprises	501	—	(1)	500
Government agency mortgage-backed securities	3,305	13	—	3,318
Total	$3,806	13	(1)	3,818

There were five securities in an unrealized loss position as of December 31, 2020 for less than 12 months.  There was one security in an unrealized loss position greater than 12 months as of December 31, 2020.  The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly.  Three of the securities are agency bonds that are direct obligations of the U.S. Government.  The other three securities are trust preferred securities where the Bank performs a credit review regularly and such review has raised no concerns.  The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis which may be at maturity.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2020 and 2019, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories. (in thousands)

	December 31,
	2020		2019
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
U.S. Government sponsored enterprises
Within 1 year	—	—	501	500
Greater than 1 to 5 years	—	—	—	—
Greater than 5 to 10 years	—	—	—	—
Greater than 10 years	11,870	11,859	—	—
	11,870	11,859	501	500
Trust preferred securities
Within 1 year	—	—	—	—
Greater than 1 to 5 years	—	—	—	—
Greater than 5 to 10 years	2,215	2,189	—	—
Greater than 10 years	500	425	—	—
	2,715	2,614	—	—
Government agency mortgage-backed securities	9,206	9,532	3,305	3,318
Total	$23,791	24,005	$3,806	3,818

Proceeds from sales of investment securities available-for-sale during 2020 totaled approximately $1.7 million. Gross gains of $20,000 were realized on the sales during 2020.  There were no gross losses during 2020.  Proceeds from sales of investment securities available-for-sale during 2019 totaled approximately $16.4 million. Gross gains and gross losses of $213,000 and $66,000, respectively were realized on the sales during 2019.

Available-for-sale securities with a carrying value of approximately $2.3 million and $3.8 million were pledged to secure public deposits at December 31, 2020 and 2019, respectively.

(4)	Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at December 31, 2020 and 2019 are summarized as follows: (in thousands)

	December 31, 2020	December 31, 2019
Commercial (secured by real estate)	$178,571	54,488
Commercial and industrial	155,554	28,613
Paycheck Protection Program loans	101,749	—
Construction, land and acquisition & development	23,571	20,502
Residential mortgage 1-4 family	91,777	116,843
Consumer installment	47,393	31,644
	598,615	252,090
Less allowance for loan losses	(6,361)	(4,134)
	$592,254	$247,956

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in Newton County and other surrounding Georgia counties. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.  The Bank has a specialized expertise in lending to dentists and dental practices, with dental practice loans totaling $170.8 million, or 29.2% of our loan portfolio, as of December 31, 2020.  We had no such concentration as of December 31, 2019 as the specialized expertise in lending to dentists and dental practices was acquired in our merger transaction.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, is an economic stimulus bill signed into law on March 27, 2020, in response to the economic fallout of the COVID-19 pandemic in the United States. The creation of the Paycheck Protection Program (PPP) enacted under the CARES Act provides forgivable loans to small businesses for payroll obligations, emergency grants to cover immediate operating costs, and a mechanism for loan forgiveness by the Small Business Administration should all criteria be met. The Bank received SBA authorization for 1,171 PPP loans totaling $130.3 million during 2020.  These loans are fully guaranteed by the Small Business Administration.

Qualifying loans in the amount of approximately $309.9 million and $115.4 million were pledged to secure the line of credit from the FHLB at December 31, 2020 and 2019, respectively.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2020 and 2019: (in thousands)

December 31, 2020	Commercial (Secured by Real Estate)	Commercial and Industrial	Paycheck Protection Program (1)	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,661	1,478	—	153	369	466	7	4,134
Provision	1,207	(194)	—	71	627	252	37	2,000
Charge-offs	(30)	—	—	—	(126)	(29)	—	(185)
Recoveries	246	36	—	—	100	30	—	412
Ending balance	$3,084	1,320	—	224	970	719	44	6,361
Ending allowance attributable to loans:
Individually evaluated for impairment	$2	35	—	—	14	—	—	51
Collectively evaluated for impairment	3,082	1,285	—	224	956	719	44	6,310
Total ending allowance	$3,084	$1,320	$—	$224	$970	$719	$44	$6,361
Loans:
Individually evaluated for impairment	$2,584	1,085	—	—	3,597	8	—	7,274
Collectively evaluated for impairment	175,987	154,469	101,749	23,571	88,180	47,385	—	591,341
Total loans	$178,571	155,554	101,749	23,571	91,777	47,393	—	598,615
December 31, 2019
Allowance for loan losses:
Beginning balance	$1,619	1,520	—	108	641	127	7	4,022
Provision	(88)	53	—	45	(385)	375	—	—
Charge-offs	—	(163)	—	—	(254)	(36)	—	(453)
Recoveries	130	68	—	—	367	—	—	565
Ending balance	$1,661	1,478	—	153	369	466	7	4,134
Ending allowance attributable to loans:
Individually evaluated for impairment	$1	—	—	—	5	—	—	6
Collectively evaluated for impairment	1,660	1,478	—	153	364	466	7	4,128
Total ending allowance	$1,661	$1,478	$—	$153	$369	$466	$7	$4,134
Loans:
Individually evaluated for impairment	$1,539	395	—	—	4,161	—	—	6,095
Collectively evaluated for impairment	52,949	28,218	—	20,502	112,682	31,644	—	245,995
Total loans	$54,488	28,613	—	20,502	116,843	31,644	—	252,090
(1)	Includes PPP loans that are fully guaranteed by the SBA; thus, no allowance for loan losses has been allocated to these loans.

The Bank individually evaluates all loans for impairment that are on nonaccrual status or are rated substandard (as described below).  Additionally, all troubled debt restructurings are evaluated for impairment.  A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected.  Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

collateral dependent.  Interest payments received on impaired loans are applied as a reduction of the outstanding principal balance.

Impaired loans At December 31, 2020 and 2019 were as follows: (in thousands)

December 31, 2020	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate)	$1,136	2,232	—	1,138	42
Commercial and industrial	395	395	—	395	—
Paycheck Protection Program	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	1,986	1,987	—	2,041	9
Consumer installment	8	8	—	9	1
	3,525	4,622	—	3,583	52
With an allowance recorded:
Commercial (secured by real estate)	1,448	1,449	2	-	91
Commercial and industrial	690	690	35	1,481	6
Construction, land and acquisition & development	—	—	—	727	—
Residential mortgage	1,611	1,613	14	-	73
Consumer installment	—	—	—	1,634	—
	3,749	3,752	51	3,842	170
Total impaired loans	$7,274	8,374	51	7,425	222
December 31, 2019
With no related allowance recorded:
Commercial (secured by real estate)	$26	26	—	40	9
Commercial and industrial	395	527	—	463	29
Paycheck Protection Program	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	3,749	3,878	—	3,912	153
Consumer installment	—	-	—	—	—
	4,170	4,431	—	4,415	190
With an allowance recorded:
Commercial (secured by real estate)	1,513	1,513	1	1,539	94
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	412	412	5	405	—
Consumer installment	—	—	—	—	24
	1,925	1,925	6	1,944	118
Total impaired loans	$6,095	6,356	6	6,359	307

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, As of December 31, 2020 and 2019 by class of loans: (in thousands)

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2020	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate)	3,386	—	1,136	4,522	174,049	178,571	1,157
Commercial and industrial	29	—	1,085	1,114	154,440	155,554	1,085
Paycheck Protection Program	—	—	—	—	101,749	101,749	—
Construction, land and acquisition & development	1,392	—	—	1,392	22,179	23,571	—
Residential mortgage	4,308	1,094	1,444	6,846	84,931	91,777	2,587
Consumer installment	78	—	73	151	47,242	47,393	73
Total	$9,193	1,094	3,738	14,025	584,590	598,615	4,902
December 31, 2019
Commercial (secured by real estate)	$114	24	10	148	54,340	54,488	246
Commercial and industrial	1,270	30	395	1,695	26,918	28,613	395
Paycheck Protection Program	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	20,502	20,502	—
Residential mortgage	3,087	2,040	643	5,770	111,073	116,843	1,912
Consumer installment	58	34	—	92	31,552	31,644	14
Total	$4,529	2,128	1,048	7,705	244,385	252,090	2,567

There were no loans past due over 90 days and still accruing interest as of December 31, 2020 and 2019.

The table below presents information on troubled debt restructurings including the number of loan contracts restructured and the pre- and post-modification recorded investment that have occurred during the years ended December 31, 2020 and 2019.  Also included in the table are the number of contracts and the recorded investment for those trouble debt restructurings that have subsequently defaulted during the years ended December 31, 2020 and 2019: (in thousands)

		Pre- Modification Outstanding	Post- Modification Outstanding	Troubled Debt Restructurings that have Subsequently Defaulted
December 31, 2020	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgage	1	$31	31	—	—

December 31, 2019
Residential mortgage	1	$250	250	—	—

The Bank has allocated an allowance for loan losses of approximately $17,000 and $6,000 to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2020 and 2019, respectively.

The CARES Act provides temporary relief from accounting for certain pandemic-related loan modifications as a troubled debt restructuring.  The Bank has granted short-term deferrals on 737 loans totaling $186.9 million that were otherwise performing.  All of these loans have returned to normal performing status as of December 31, 2020.

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Bank analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on a continuous basis.  The Bank uses the following definitions for its risk ratings:

Special Mention. Loans have potential weaknesses that may, if not corrected, weaken or inadequately protect the Bank's credit position at some future date.  Weaknesses are generally the result of deviation from prudent lending practices, such as over advances on collateral.  Credits in this category should, within a 12 month period, move to Pass if improved or drop to Substandard if poor trends continue.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Substandard. Inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any.  Loans have a well-defined weakness or weaknesses such as primary source of repayment is gone or severely impaired or cash flow is insufficient to reduce debt.  There is a distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans have weaknesses of those classified Substandard, with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable.  The likelihood of a loss on an asset or portion of an asset classified Doubtful is high.

Loss.  Loans considered uncollectible and of such little value that the continuance as a Bank asset is not warranted.  This does not mean that the loan has no recovery or salvage value, but rather the asset should be charged off even though partial recovery may be possible in the future.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of December 31, 2020 and 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

December 31, 2020	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$176,629	785	1,157	—	178,571
Commercial and industrial	154,469	—	1,085	—	155,554
Paycheck Protection Program	101,749	—	—	—	101,749
Construction, land and acquisition & development	23,571	—	—	—	23,571
Residential mortgage	87,738	62	3,977	—	91,777
Consumer installment	47,332	—	61	—	47,393
Total	$591,488	847	6,280	—	598,615

December 31, 2019	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$54,454	—	34	—	54,488
Commercial and industrial	28,204	—	409	—	28,613
Paycheck Protection Program	—	—	—	—	—
Construction, land and acquisition & development	20,502	—	—	—	20,502
Residential mortgage	110,034	229	6,580	—	116,843
Consumer installment	31,626	—	18	—	31,644
Total	$244,820	229	7,041	—	252,090

(5)	Premises and Equipment

Premises and equipment at December 31, 2020 and 2019 are summarized as follows: (in thousands)

	December 31, 2020	December 31, 2019
Land	$935	$1,416
Buildings	9,165	9,154
Leasehold improvements	527	—
Equipment and furniture	5,334	4,712
Construction in process	158	2
Automobile	66	123
	16,185	15,407
Less: Accumulated depreciation	7,568	6,894
	$8,617	$8,513

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Depreciation expense was approximately $957,000 and $756,000 for the years ended December 31, 2020 and 2019, respectively.

The Company is obligated under non-cancelable operating leases for certain of its facilities and related land. At December 31, 2020, the approximate minimum annual rentals under these non-cancelable agreements with remaining terms in excess of one year are as follows:  (in thousands)

Years ending December 31,
2021	$459
2022	419
2023	367
2024	77
2025	26
Thereafter	—
Total	$1,348

Total rent expense for leased property approximated $381,000 and $127,000 for the year ended December 31, 2020 and 2019, respectively.

(6)	Deposits

At December 31, 2020, contractual maturities of certificate of deposits are summarized as follows: (in thousands).

2021	$68,702
2022	23,687
2023	15,448
2024	7,963
2025	8,289
Thereafter	7,536
$131,625

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $32,859,000 and $30,482,000 at December 31, 2020 and 2019, respectively.

The following is a summary of interest expense on deposits for the years ended December 31, 2020 and 2019: (in thousands)

	Year Ended December 31, 2020	Year Ended December 31, 2019
Savings accounts	$878	$31
Interest-bearing checking accounts	286	352
Market rate checking accounts	965	274
Certificates of deposit	2,623	1,629
	$4,752	$2,286

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

(7)	Borrowings

At December 31, 2020 and 2019, the Bank had a line of credit totaling $89.1 million and $78.7 million, respectively, from the FHLB, which is reviewed annually by the FHLB.  The following advances, which require monthly or quarterly interest payments, were outstanding at December 31, 2020:

Advance Date	Advance	Fair Value Adjustment	Interest Rate	Maturity	Rate	Call Feature
5/23/2019	$8,000,000	$449,218	2.40%	5/23/2029	Convertible	5/23/2022
11/29/2019	5,000,000	306,175	2.66%	10/25/2019	Convertible	11/29/2022
12/16/2019	5,000,000	361,224	2.37%	12/17/2029	Convertible	12/17/2021
	$18,000,000	$1,116,617

All of the advances above were acquired in connection with the acquisition of Affinity Bank during 2020.  At December 31, 2020, the FHLB advances were collateralized by certain loans which totaled approximately $309.9 million and $115.4 million at December 31, 2020 and 2019, respectively, and by the Company’s investment in FHLB stock which totaled approximately $1.3 million and $278,000 at December 31, 2020 and 2019, respectively.

The Company had one FHLB letter of credit of $16.0 million and $8.0 million used to collateralize public deposits, outstanding at December 31, 2020 and 2019, respectively.

The Company borrowed $5.0 million from First National Bankers Bank during the year ended December 31, 2020.  The loan had a ten-year term with a floating interest rate equal to the Wall Street Journal Prime Rate.  Interest payments were due quarterly and the initial principal payment was due June 29, 2021.  There was no prepayment penalty.  The loan was secured by Bank stock.  In January 2021, the loan was repaid.

The Company borrowed $100.8 million under the Federal Reserve Bank of Atlanta to fund PPP loans under the U.S. CARES Act (the Paycheck Protection Program Liquidity Facility).  This is secured by PPP loans totaling $101.7 million made during the year ended December 31, 2020.  These borrowings have a fixed interest rate of 0.35% and a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loan.

At December 31, 2020 and 2019 the Bank had unsecured federal funds lines of credit of $12.5 million, for which no amounts were outstanding. The Bank also has a line of $53.8 million with the Federal Reserve Bank of Atlanta Discount Window secured by $99.5 million in loans as of December 31, 2020.  No amount was outstanding on the Discount Window as of December 31, 2020.

(8)	Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2020 and 2019 are as follows: (in thousands)

	Year Ended December 31, 2020	Year Ended December 31, 2019
Current	$865	$(174)
Rate reduction adjustment	—	—
Deferred	(73)	145
	$792	$(29)

The difference between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2020 and 2019 is as follows (in thousands):

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2020	Year Ended December 31, 2019
Statutory Federal tax rate	21%	21%
Pretax income at statutory rate	$815	$68
State income tax, net of federal benefit	(95)	19
Cash surrender value of life insurance	(83)	(44)
Permanent adjustments	26	(12)
Other	129	(60)
Actual tax expense 20% and 23%, respectively	$792	$(29)

The following summarizes the sources and expected tax consequences of future deductions or income for income tax purposes which comprised the net deferred taxes at December 31, 2020 and 2019: (in thousands)

	Year Ended December 31, 2020	Year Ended December 31, 2019
Deferred income tax assets:
Allowance for loan losses	$1,625	$1,015
Deferred compensation	873	814
Net operating losses	1,683	—
State tax credits	358	296
Fair value adjustments	673	—
Other	199	38
Total deferred income tax assets	5,411	2,163
Deferred income tax liabilities:
Core deposit intangible	440	—
Premises and equipment	533	226
Unrealized gain on investment securities available-for-sale	52	3
Other	154	82
Total deferred income tax liabilities	1,179	311
Net deferred income tax asset	$4,232	$1,852

The Company establishes a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As of December 31, 2020 and 2019, the Company believes that it will have sufficient earnings to realize its deferred tax asset and has not provided an allowance.

The Company is subject to federal income tax and income tax of state taxing authorities.  The Company's federal income tax returns for the years ended December 31, 2020 and 2019 and its state taxing authorities income tax returns for the years ended September 30, 2018 and 2017 are open to audit under the statutes of limitations.

Prior to January 1, 1996, the Bank was permitted under the Internal Revenue Code (the “Code”) a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The provisions of the Code permitted the Bank to deduct from taxable income an allowance for bad debts based on the greater of a percentage of taxable income before such deduction or actual loss experience.  Retained earnings at December 31, 2020 includes approximately $3,625,000 for which no deferred Federal income tax liability has been recognized. The amounts represent an allocation of income for bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

On August 20, 1996, legislation was passed which eliminated the percentage of taxable income bad debt deduction for thrift institutions for tax years beginning after December 31, 1995. This legislation also requires a thrift to generally recapture the excess of its current tax reserves over its 1987 base year reserves whereas the base year reserves are frozen from taxation. No additional financial statement tax expense resulted from this legislation as the Bank had previously provided deferred taxes on this recaptured amount.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

(9)	Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers all employees who meet certain service requirements. The Company makes annual contributions to the ESOP in amounts as defined by the plan document. These contributions are used to pay debt service and purchase additional shares. Certain ESOP shares are pledged as collateral for debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.

In April 2017, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. The balance of the note payable of the ESOP was $2.6 million and $2.7 million at December 31, 2020 and 2019, respectively.  Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders’ equity.  As of December 31, 2020 and 2019, 47,200 shares and 35,400 shares have been released, respectively.

(10)	Benefit Plans

The Company has a profit sharing plan to provide retirement benefits for all employees. Contributions have been paid in the past to a trust fund annually by the Company in an amount determined by the Board of Directors. No contributions were made to the plan for the plan years ended December 31, 2020 and 2019 as the Board of Directors adopted an incentive program and paid cash bonuses rather than having contributions made to the profit sharing plan.

In 2014, the Company added a 401(k) feature to the profit sharing plan that covers substantially all employees. Under the terms of the feature, the Company may make matching contributions to the plan and the employees can contribute up to the maximum amounts allowed by IRS guidelines.  The contribution expense related to the 401(k) feature totaled $161,000 and $113,000 for the plan year ended December 31, 2020 and 2019, respectively.

The Company sponsors a deferred compensation plan for directors. Under this plan, participating directors may defer their Board fees and receive the deferred amounts plus interest upon completion of their time as a director or at their election.  The cumulative deferred contributions for the directors in the plan and earnings thereon at December 31, 2020 and 2019 totaled approximately $2,830,000 and $3,188,000, respectively.  These amounts are included in other liabilities in the accompanying consolidated balance sheets. No contributions have been made to the plan since 2015 as the plan was frozen as of June 30, 2015.

The Company has a supplemental executive retirement plan (SERP) in place for one of its executives.  This normal retirement benefit consists of a monthly benefit payment equal to the amount that is paid from the annuity contract designated under the SERP.  The normal retirement benefit will commence on the first day of the second month following the date of the executive’s separation from service, payable monthly and continuing for the executive’s lifetime.  The monthly benefit equals $8,333.  If the executive dies after benefit payments have commenced but before receiving a total of 180 monthly payments, the Company shall pay to the executive’s beneficiary the greater of (i) the account balance or (ii) the present value of the remaining payments to satisfy a total of 180 monthly payments.  Such death benefit shall be payable in a lump sum no later than 60 days from the date of death.  If the executive dies after receiving 180 or more benefit payments, the SERP will terminate and no additional payments will be made.  The accrued liability for the plan at December 31, 2020 and 2019 was approximately $439,000 and $29,000, respectively and is recorded in other liabilities. The related expense for the plan was approximately $410,000 and $29,000 in 2020 and 2019, respectively. The earnings from the increase in the value of the annuity for the years ending December 31, 2020 and 2019 was approximately $5,000 and $0, respectively. The carrying value of the annuity was approximately $952,000 and $947,000 as of December 31, 2020 and 2019, respectively and is recorded in other assets.

(11)	Stock-Based Compensation Plans

The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors. In August 2018, with subsequent shareholder approval, the 2018 Equity Incentive Plan was approved up to 147,749 share of common stock and up to 369,374 stock options.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants were as follows.

	December 31
	2020	2019

Dividend yield	0.00%	0.00%
Expected volatility	25.40%	20.35%
Risk-free interest rate	0.53%	2.41%
Expected average Life	7.5	7.5
Weighted average per share fair value	$2.02	$2.97

Stock options of 144,000 with a weighted average exercise price of $7.05 were granted during 2020.  Stock options of 358,287 with a weighted average exercise price of $10.10 were granted during 2019.  No options were exercised and 147,749 options were forfeited during 2020.  No options were exercised or forfeited during 2019.  There were a total of 354,538 stock options outstanding as of December 31, 2020 with a weighted average exercise price of $8.86.  There were a total of 358,287 stock options outstanding as of December 31, 2019 with a weighted average exercise price of $10.10.  The weighted average remaining life of outstanding stock options at December 31, 2020, was 8.6 years and they had an aggregate intrinsic value of $203,000.  The weighted average remaining life of outstanding stock options at December 31, 2019 was 9.3 years and they had no aggregate intrinsic value.  There were 42,108 options exercisable as of December 31, 2020 with a weighted average exercise price of $10.10.  The weighted average remaining life of exercisable stock options at December 31, 2020, was 8.2 years and they had no aggregate intrinsic value.

Restricted stock of 71,308 shares with a weighted average grant date fair value of $7.05 were granted during 2020.  Restricted stock of 132,974 shares with a weighted average grant date fair value of $10.10 were granted during 2019.  Shares totaling 56,533 of restricted stock were forfeited during 2020.  There were no forfeitures of restricted stock during 2019.  Shares totaling 15,289 shares of restricted stock have vested as of December 31, 2020, including 1,826 shares that were withheld for tax withholding purposes.  No shares vested during 2019.  There were 132,460 restricted shares outstanding with a weighted average grant date fair value of $8.63 at December 31, 2020.

The Company recognized approximately $298,000 and $278,000 of stock-based compensation expense (included in salary and employee benefits on the consolidated statements of income) during 2020 and 2019, respectively, associated with its common stock awards granted to directors and officers. Options and restricted stock totaling 147,749 and 56,533 shares, respectively were forfeited during 2020 resulting in a reversal of previously recognized stock compensation expense of approximately $152,000 as none of the forfeited options or restricted stock had vested at the time of forfeiture.  As of December 31, 2020, there was approximately $1.6 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately 4.0 years.

(12)Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I Capital to Risk-Weighted Assets and of Tier I Capital to Average Assets. Management believes, as of December 31, 2020 and 2019, that the Bank meets all capital adequacy requirements to which it is subject.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

As of December 31, 2020 and 2019, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier I risk-based and Tier I leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios for December 31, 2020 and 2019 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Common Equity Tier 1
(to Risk Weighted Assets)	$61,290	12%	$23,531	4.50%	$33,989	6.50%
Total Capital
(to Risk Weighted Assets)	$67,667	13%	$41,833	8%	$52,291	10%
Tier I Capital
(to Risk Weighted Assets)	$61,290	12%	$31,375	6%	$41,833	8%
Tier I Capital
(to Average Assets)	$61,290	10%	$24,661	4%	$30,826	5%
As of December 31, 2019:
Common Equity Tier 1
(to Risk Weighted Assets)	$62,349	27%	$10,267	4.50%	$14,830	6.50%
Total Capital
(to Risk Weighted Assets)	$65,217	29%	$18,252	8%	$22,816	10%
Tier I Capital
(to Risk Weighted Assets)	$62,349	27%	$13,689	6%	$18,252	8%
Tier I Capital
(to Average Assets)	$62,349	20%	$12,681	4%	$15,863	5%

A reconciliation of the Bank’s equity capital amounts under GAAP to tier 1 and total risk-based capital for December 31, 2020 and 2019 are presented in the table below (in thousands).

	December 31, 2020	December 31, 2019
Regulatory capital:
Stockholders’ equity	$82,003	62,575
Intangible assets	(18,940)	—
Disallowed deferred taxes	(1,773)	(226)
Tier 1 risk-based capital	61,290	62,349
Eligible allowance for loan losses	6,377	2,868
Total risk-based capital	$67,667	65,217

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

(13)	Related Party Transactions

The Company conducts transactions with its directors and executive officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Company that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans: (in thousands).

	For Year Ended December 31, 2020	For Year Ended December 31, 2019
Beginning balance	$1,034	$1,037
Loans advanced	—	96
Change in related party	206	—
Repayments	(313)	(99)
Ending balance	$927	$1,034

The aggregate amount of deposits from directors and executive officers and their affiliates amounted to approximately $2.5 million and $2.0 million at December 31, 2020 and 2019, respectively.

(14)	Commitments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments could include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

	Appropriate
	Contract Amount
	December 31, 2020	December 31, 2019
Financial instruments whose contract amounts represent credit risk: (in thousands)
Commitments to extend credit	$63,485	$24,648

The dollar amount and ranges of rates of commitments to fund fixed rate loans follows:  (in thousands)

	December 31,2020		December 31,2019
	Amount	Interest Rate Range	Amount	Interest Rate Range
Commitments to extend credit	$34,391	2.85%-6.95%	3,842	2.50%-7.75%

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit, or personal property.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

(15)	Fair Value Measurements and Disclosures

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and other real estate owned. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-downs of individual assets. Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

Fair Value Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Cash and Cash Equivalents

The carrying value of cash and cash equivalents is a reasonable estimate of fair value.

Investment Securities Available-for-Sale

Available-for-sale securities are recorded at market value.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and state, county and municipal bonds.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Other Investments

The carrying value of other investments includes FHLB Stock and FNBB stock and approximates fair value.

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and a specific reserve is established within the allowance for loan losses.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP.  The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

impaired loan as nonrecurring Level 2.  When an appraised value is used or an appraisal is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. For disclosure purposes, the fair value of fixed rate loans which are not considered impaired is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For unimpaired variable rate loans, the carrying amount is a reasonable estimate of fair value for disclosure purposes.

Other Real Estate Owned

Other real estate properties are adjusted to fair value upon transfer of the loans to other real estate.  Subsequently, other real estate assets are carried at fair value less estimated selling costs.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price, the Bank records the other real estate as nonrecurring Level 2.  When an appraised value is used or an appraisal is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the other real estate asset as nonrecurring Level 3.

Bank Owned Life Insurance

The carrying value of Bank Owned Life Insurance approximates fair value.

Deposits

The fair value of savings accounts, interest-bearing checking accounts, noninterest-bearing checking accounts and market rate checking accounts is the amount payable on demand at the reporting date, while the fair value of fixed maturity certificate of deposits is estimated by discounting the future cash flows using current rates at which comparable certificates would be issued.

FHLB Advances

Federal Home Loan Bank advances are carried at cost and the fair value is obtained from the Federal Home Loan Bank of Atlanta.

PPPLF and Other Borrowings

The carrying value of other borrowings reasonably approximates fair value.  The Payroll Protection Program Liquidity Facility funding has a fixed rate of 0.35% for all participants; thus, the carrying value approximates the estimated fair value.

Commitments to Extend Credit

Commitments to extend credit are short-term and, therefore, the carrying value and the fair value are considered immaterial for disclosure.

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had a fair value of $24.0 million and $3.8 million at December 31, 2020 and 2019, respectively.  They are classified as Level 2.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2020 and 2019 (in thousands).

December 31, 2020	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	1,292	1,292
Impaired loans	—	—	7,223	7,223
Total assets at fair value	$—	—	8,515	8,515

December 31, 2019	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	140	140
Impaired loans	—	—	6,089	6,089
Total assets at fair value	$—	—	6,229	6,229

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at December 31, 2020 and 2019 are as follows:

	December 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$178,253	178,253	48,117	48,117
Investment securities
available-for-sale	$24,005	24,005	3,818	3,818
Other investments	$1,596	1,596	278	278
Loans, net	$592,254	611,625	247,956	219,991
Bank owned life insurance	$15,311	15,311	7,462	7,462
Financial liabilities:
Deposits	$640,165	639,269	238,181	239,340
FHLB advances	$19,117	16,769	—	—
PPPLF borrowings	$100,813	100,813	—	—
Other borrowings	$5,000	5,000	—	—

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

(16)Condensed Parent Company Only Financial Information

A condensed summary of Affinity Bancshares, Inc.’s financial information is shown.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Parent Only Condensed Balance Sheets

	December 31, 2020	December 31, 2019

Assets
Cash in bank subsidiary	$364	$11,302
Cash in banks	—	$258
Investment in subsidiary, at underlying equity	82,004	62,574
Loan receivable - ESOP	2,617	2,686
Other assets	857	524
Total assets	$85,842	$77,344

Liabilities and Stockholders' Equity

Liabilities :
Other borrowings	$5,000	$—
Other liabilities	57	177
Total liabilities	5,057	177

Stockholders' equity:
Total stockholders' equity	80,785	77,167
Total liabilities and stockholders' equity	$85,842	$77,344

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Parent Only Condensed Statements of Income

	Year Ended December 31,	Year Ended December 31,
	2020	2019

Interest income:
Income on ESOP loan	$120	$144
Interest on bank deposits	—	4
Total interest income	120	148
Interest expense:
Interest expense on borrowings	82
Total interest expense	82	—
Net interest income	38	148
Noninterest expenses:
Other noninterest expense	565	797
Loss before income taxes	(527)	(649)
Income tax benefit	14	163
Loss before equity in undistributed earnings of Bank	(513)	(486)
Equity in undistributed earnings of Bank	3,601	841
Net income	$3,088	$355

Parent Only Condensed Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,
	2020	2019

Cash flows from operating activities:
Net income	$3,088	$355
Adjustments to reconcile net income to net cash used in operating activities
Payments from ESOP loan	209	209
Equity in undistributed earnings of Bank	(3,601)	(841)
Other	(256)	(558)
Net cash used in operating activities	(560)	(835)
Cash flows from investing activities:
Cash paid in business combination	(40,388)	—
Purchase ABB preferred stock	(10,848)
Capital injection into the Bank	(5,000)	—
Net cash used in investing activities	(56,236)	—
Cash flows from financing activities:
Purchase of treasury stock	—	(600)
Proceeds from other borrowings	5,000	—
Dividend from Bank	40,600	—
Net cash provided by financing activities	45,600	(600)
Net change in cash and cash equivalents	(11,196)	(1,435)
Cash and cash equivalents at beginning of period	11,560	12,995
Cash and cash equivalents at end of period	$364	$11,560

(17)Subsequent Events

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

On January 20, 2021, the Company completed the Conversion of Community First Bancshares, MHC, the top tier mutual holding company of Community First Bancshares, Inc. Community First Bancshares, Inc. was the former mid-tier holding company for Affinity Bank (formerly named Newton Federal Bank). Prior to completion of the Conversion, approximately 54% of the shares of common stock of Community First Bancshares, Inc. were owned by Community First Bancshares, MHC. In conjunction with the Conversion, Community First Bancshares, Inc. was merged into Affinity Bancshares, Inc. (and ceased to exist) and Affinity Bancshares, Inc. became its successor holding company for Newton Federal Bank.

As part of the Conversion, on January 20, 2021, the Company raised gross proceeds of $37.0 million by selling a total of 3,701,509 shares of common stock at $10.00 per share in a stock offering. The Company utilized $3.0 million of the proceeds to fund an addition to its Employee Stock Ownership Plan (“ESOP”) loan for the acquisition of additional shares at $10.00 per share. Expenses incurred related to the offering were $1.6 million and have been recorded against offering proceeds. The Company invested $16.3 million of the net proceeds it received from the sale into the Bank’s operations and has retained the remaining amount for general corporate purposes. Concurrent with the completion of the stock offering, each share of Community First Bancshares, Inc. common stock owned by public stockholders (stockholders other than Community First Bancshares, MHC) was exchanged for 0.90686 shares of Company common stock.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting As of December 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, As of December 31, 2020, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As the Company is a non-accelerated filer, management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only the management’s report in this annual report.

There were no changes made in our internal controls during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Affinity Bancshares, Inc. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on Affinity Bancshares, Inc.’s website at www.newtonfederal.com under “About Us – Investor Relations – Governance – Governance Documents.”

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information contained under the section captioned “Proposal I – Election of Directors – Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)	Securities Authorized for Issuance under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2020 with respect to compensation plans (other than our Employee Stock Ownership Plan) under which Company equity securities are authorized for issuance.  Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders. Equity compensation plans approved by stockholders consist of the Community First Bancshares, Inc. 2018 Equity Incentive.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	354,538	$8.86	14,836
Equity compensation plans not approved by security holders	0	N/A	0
Total	354,538	$8.86	14,836

(b)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(c)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(d)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Proposal I – Election of Directors – Transactions with Certain Related Persons,” “– Board Independence” and “– Meetings and Committees of the Board of Directors” of the Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1

Articles of Incorporation of Affinity Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Affinity Bancshares, Inc. (File No. 333-248745), initially filed with the Securities and Exchange Commission on September 11, 2020)

3.2

Bylaws of Affinity Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Affinity Bancshares, Inc. (File No. 333-248745), initially filed with the Securities and Exchange Commission on September 11, 2020)

4.1

Form of Common Stock Certificate of Affinity Bancshares, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Affinity Bancshares, Inc. (File No. 333-248745), initially filed with the Securities and Exchange Commission on September 11, 2020)

4.2	Description of Affinity Bancshares, Inc. Securities

10.1

Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Community First Bancshares, Inc. (File No. 333-215041), initially filed with the Securities and Exchange Commission on December 12, 2016) †

10.2

Community First Bancshares, Inc. 2018 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting of Stockholders of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on July 18, 2018)†

10.3

Employment Agreement between Newton Federal Bank, Community First Bancshares, Inc. and Gregory J. Proffitt (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Affinity Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on September 7, 2018)†

10.4

Employment Agreement between Newton Federal Bank, Community First Bancshares, Inc. and Tessa M. Nolan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Affinity Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on September 7, 2018)†

10.5

Employment Agreement by and among Community First Bancshares, Inc., Newton Federal Bank and Edward J. Cooney (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on March 30, 2020)†

10.6

Supplemental Executive Retirement Plan, dated January 2, 2019, between Affinity Bank and Edward J. Cooney (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on March 30, 2020)†

10.7

Amendment No.  1 to Employment Agreement by and between Newton Federal Bank, Community First Bancshares, Inc. and Gregory J. Proffitt (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on May 14, 2020)†

10.8

Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of Community First Bancshares, Inc. (File No. 333-227212), initially filed with the Securities and Exchange Commission on September 6, 2018)†

10.9

Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 of Community First Bancshares, Inc. (File No. 333-227212), initially filed with the Securities and Exchange Commission on September 6, 2018)†

10.10	[intentionally omitted]
10.11	Form of Addendum to Non-Qualified Stock Option Award Agreement†

10.12	Form of Addendum to Incentive Stock Option Award Agreement†

10.13	Form of Addendum to Restricted Stock Award Agreement†

10.14	Amendment No. 1 to Community First Bancshares, Inc. 2018 Equity Incentive Plan†

21	Subsidiaries of Registrant

23	Consent of Wipfli LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

†	Management contract or compensation plan or arrangement.
ITEM 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY BANCSHARES, INC.

Date: March 31, 2021	By:	/s/ Edward J. Cooney
Edward J. Cooney
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edward J. Cooney	Chief Executive Officer	March 31, 2021
Edward J. Cooney	and Director (Principal Executive
Officer)

/s/ Tessa M. Nolan	Senior Vice President and Chief	March 31, 2021
Tessa M. Nolan	Financial Officer
(Principal Financial and
Accounting Officer)

/s/ William D. Fortson, Jr.	Chairman of the Board	March 31, 2021
William D. Fortson, Jr.

/s/ Marshall L. Ginn	Director	March 31, 2021
Marshall L. Ginn

/s/ Bob W. Richardson	Director	March 31, 2021
Bob W. Richardson

/s/ Howard G. Roberts	Director	March 31, 2021
Howard G. Roberts

/s/ Mark J. Ross	Director	March 31, 2021
Mark J. Ross

/s/ Edward P. Stone	Director	March 31, 2021
Edward P. Stone

/s/ Robin S. Reich	Director	March 31, 2021
Robin S. Reich