Form 10-Q
period 2021-03-31
Affinity Bancshares, Inc.
filed 2021-05-12
CIK 1823406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Common Stock, par value $0.01 per share         AFBIThe NASDAQ Stock Market LLC

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

As of May 10, 2021, 6,872,634 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

Affinity Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINITY BANCSHARES, INC.

Consolidated Balance Sheets

     March 31, 2021             December 31, 2020

	(unaudited)
	(In thousands)
Assets
Cash and due from banks, including reserve requirement of $0 at March 31, 2021 and December 31, 2020	$10,048	5,552
Interest-earning deposits in other depository institutions	91,350	172,701
Cash and cash equivalents	101,398	178,253
Investment securities available-for-sale	24,021	24,005
Other investments	2,101	1,596
Loans, net	619,224	592,254
Other real estate owned	315	1,292
Premises and equipment, net	7,635	8,617
Bank owned life insurance	15,100	15,311
Intangible assets	18,893	18,940
Accrued interest receivable and other assets	8,581	10,360
Total assets	$797,268	850,628
Liabilities and Stockholders' Equity
Liabilities:
Savings accounts	$93,603	96,591
Interest-bearing checking	80,849	129,813
Market rate checking	128,798	121,317
Noninterest-bearing checking	207,930	160,819
Certificate of deposits	123,935	131,625
Total deposits	635,115	640,165
Federal Home Loan Bank (FHLB) advances	39,084	19,117
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	—	100,813
Other borrowings	—	5,000
Accrued interest payable and other liabilities	7,815	4,748
Total liabilities	682,014	769,843
Stockholders' equity:
Common stock (par value $0.01 per share, 40,000,000 shares authorized, 6,875,275 issued and outstanding at March 31, 2021 and 19,000,000 shares authorized, 6,968,469 issued and 6,865,653 outstanding at December 31, 2020) (1)	69	69
Preferred stock (10,000,000 shares authorized, no shares outstanding at March 31, 2021 and 1,000,000 shares authorized, no shares outstanding at December 31, 2020)	—	—
Additional paid in capital	67,884	33,628
Treasury stock, 102,816 shares at December 31, 2020, at cost (1)	—	(1,268)
Unearned ESOP shares	(5,362)	(2,453)
Retained earnings	52,782	50,650
Accumulated other comprehensive (loss) income	(119)	159
Total stockholders' equity	115,254	80,785
Total liabilities and stockholders' equity	$797,268	850,628

(1)   Amounts related to periods prior to the date of the Conversion (January 20, 2021) have been restated to give the retroactive            .       recognition to the exchange ratio applied in the Conversion (0.90686-to-one) (see Note 1).

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Interest income:
Loans, including fees	$9,094	6,397
Investment securities, including dividends	112	165
Interest-earning deposits	42	136
Total interest income	9,248	6,698
Interest expense:
Deposits	798	1,263
Borrowings	109	208
Total interest expense	907	1,471
Net interest income before provision for loan losses	8,341	5,227
Provision for loan losses	450	500
Net interest income after provision for loan losses	7,891	4,727
Noninterest income:
Service charges on deposit accounts	334	353
Other	395	160
Total noninterest income	729	513
Noninterest expenses:
Salaries and employee benefits	2,383	4,173
Deferred compensation	64	63
Occupancy	1,052	647
Advertising	80	62
Data processing	481	644
Other real estate owned	12	—
Net (gain) loss on sale of other real estate owned	(1)	29
Legal and accounting	177	683
Organizational dues and subscriptions	71	88
Director compensation	50	49
Federal deposit insurance premiums	73	112
Writedown of premises and equipment	873	—
Other	577	531
Total noninterest expenses	5,892	7,081
Income (loss) before income taxes	2,728	(1,841)
Income tax expense (benefit)	596	(543)
Net income (loss)	$2,132	(1,298)
Basic and diluted earnings (loss) per share (1)	$0.31	(0.19)

(1)   Amounts related to periods prior to the date of the Conversion (January 20, 2021) have been restated to give the retroactive            .       recognition to the exchange ratio applied in the Conversion (0.90686-to-one) (see Note 1).

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income (loss)	$2,132	(1,298)

Other comprehensive (loss) income:

Net unrealized (loss) gain on available-for-sale securities, net of taxes of $95 and $(43)	(278)	121

Total other comprehensive (loss) income	(278)	121

Total comprehensive income (loss)	$1,854	(1,177)

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three Months Ended March 31, 2020 and 2021
						Accumulated
		Additional				Other
	Common	Paid In	Treasury	Unearned	Retained	Comprehensive
	Stock (1)	Capital	Stock	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)
Beginning balance December 31, 2019	$69	$33,366	$(1,268)	$(2,571)	$47,562	$9	$77,167
ESOP loan payment and release of ESOP shares	—	—	—	30	—	—	30
Stock based compensation expense	—	(80)	—	—	—	—	(80)
Change in unrealized gain on investment securities available-for-sale, net of tax	—	—	—	—	—	121	121
Net loss	—	—	—	—	(1,298)	—	(1,298)
Ending balance March 31, 2020	$69	$33,286	$(1,268)	$(2,541)	$46,264	$130	$75,940

Ending balance December 31, 2020	$69	$33,628	$(1,268)	$(2,453)	$50,650	$159	$80,785
ESOP loan payment and release of ESOP shares	—	5	—	52	—	—	57
Stock-based compensation expense	—	110	—	—	—	—	110
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	—	(278)	(278)
Corporate reorganization
Issuance of common stock (less . stock offering expenses of . … . $1,699)	—	32,448	—	—	—	—	32,448
Issuance of shares and loan to . . ESOP	—	2,961	—	(2,961)	—	—	—
Treasury stock retired	—	(1,268)	1,268	—	—	—	—
Net income	—	—	—	—	2,132	—	2,132
Ending balance March 31, 2021	$69	$67,884	$—	$(5,362)	$52,782	$(119)	$115,254

(1)

Amounts concerning shares related to periods prior to the date of the Conversion (January 20, 2021) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (0.90686-to-one).

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,132	(1,298)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities, net of effects of acquisition:
Depreciation and amortization	188	28
Stock-based compensation expense	110	(80)
Provision for loan losses	450	500
ESOP expense	52	30
Net (gain) loss on sale of other real estate owned	(1)	29
Increase in cash surrender value of life insurance	(89)	(98)
Loss on writedown of premises and equipment	873	—
Change in:
Accrued interest receivable and other assets	1,871	(1,784)
Accrued interest payable and other liabilities	3,080	(185)
Net cash provided by (used in) operating activities	8,666	(2,858)
Cash flows from investing activities, net of effects of acquisition:
Purchases of investment securities available-for-sale	(1,516)	—
Purchases of premises and equipment	(190)	(104)
Proceeds from paydowns of investment securities available-for-sale	1,061	1,842
Purchases of other investments	(850)	(896)
Proceeds from sales of other investments	345	—
Proceeds from bank owned life insurance death claim	300	—
Net change in loans	(27,254)	(11,533)
Proceeds from sales of other real estate owned	979	128
Net cash paid in business combination	—	(22,749)
Net cash used in investing activities	(27,125)	(33,312)
Cash flows from financing activities, net of effects of acquisition:
Net change in demand and savings deposits	(5,039)	10,990
Proceeds from FHLB advances	20,000	20,000
Net change in repurchase agreements and other borrowings	—	5,372
Repayment of PPPLF borrowings	(100,813)	—
Repayment of other borrowings	(5,000)	—
Proceeds from stock offering	37,116	—
Stock offering expenses	(1,699)	—
Funding of ESOP	(2,961)	—
Net cash (used in) provided by financing activities	(58,396)	36,362
Net change in cash and cash equivalents	(76,855)	192
Cash and cash equivalents at beginning of period	178,253	48,117
Cash and cash equivalents at end of period	$101,398	48,309
Supplemental disclosures of cash flow information:
Cash paid for interest	$914	1,248
Fair value of assets acquired	—	317,742
Fair value of liabilities assumed	—	288,732
Net assets acquired	—	29,010

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Nature of Operations

Affinity Bancshares, Inc. (the “Company”) is a savings and loan holding company headquartered in Covington, Georgia. The Company has one operating subsidiary, Affinity Bank (the “Bank”, and formerly named “Newton Federal Bank”), a federally chartered savings association, conducting banking activities primarily in Newton County, Georgia and surrounding counties and in Cobb and Fulton County, Georgia and surrounding counties, and originating dental practice loans and indirect automobile loans throughout the Southeastern United States. The Bank offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, mortgage, commercial and consumer loans, including indirect automobile loans, money transfers and a variety of other banking services.

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

On January 20, 2021, the Company completed the Conversion. Accordingly, prior comparable periods within the financial statements and notes thereto reflect the operations of Community First Bancshares, Inc., and not the Company.  However, references to the Company include Community First Bancshares, Inc. where indicated by the context.

Reorganization

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

As part of the Conversion, on January 20, 2021, the Company raised gross proceeds of $37.1 million by selling a total of 3,701,509 shares of common stock at $10.00 per share in a stock offering. The Company utilized $3.0 million of the proceeds to fund an addition to its Employee Stock Ownership Plan (“ESOP”) loan for the acquisition of additional shares at $10.00 per share. Expenses incurred related to the offering were $1.7 million and have been recorded against offering proceeds. The Company invested $16.3 million of the net proceeds it received from the sale into the Bank’s operations and has retained the remaining amount for general corporate purposes. Concurrent with the completion of the stock offering, each share of Community First Bancshares, Inc. common stock owned by public stockholders (stockholders other than Community First Bancshares, MHC) was exchanged for 0.90686 shares of Company common stock.  All share amounts have been adjusted for the conversion, including outstanding restricted stock and stock options.

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of March 31, 2021 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the annual financial statements and the notes thereto included in the Company’s December 31, 2020 Form 10-K.  The results of operations for the quarter ended March 31, 2021, are not necessarily indicative of the results to be expected for a full year or for any other period.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of acquired loans, the valuation of other real estate acquired in connection with foreclosure or in

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

satisfaction of loans and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

Summary of Significant Accounting Policies – The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in the Company’s financial statements for the year ended December 31, 2020 included in the Company’s Form 10-K.

Earnings per Share

Basic earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards (outstanding stock options), if any. Presented below are the calculations for basic and diluted earnings per common share.

	Three Months Ended March 31,
	2021	2020
	(In thousands except per share data)

Net income	$2,132	$(1,298)
Weighted average common shares outstanding	6,873,137	6,828,277
Effect of dilutive common stock awards	16,615	—
Diluted weighted average common shares outstanding	6,889,752	6,828,277
Basic earnings (loss) per common share*	$0.31	$(0.19)
Diluted earnings (loss) per common share*	$0.31	$(0.19)

*Cumulative quarterly per share performance may not equal annual per share totals due to the effects of the amount and timing of capital increases. When computing earnings per share for an interim period, the denominator is based on the weighted average shares outstanding during the interim period, and not on an annualized weighted average basis. Accordingly, the sum of the earnings per share data for the quarters will not necessarily equal the year-to-date earnings per share data.

For the three months ended March 31, 2021, options to purchase 190,928 shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. For the three months ended March 31, 2020, options to purchase 90,441 shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.

Recent Accounting Pronouncements

There have been no pronouncements issued during the quarter that would have a material impact on the Company's financial statements.

(2)	Acquisition

On January 10, 2020, the Company consummated its merger with ABB Financial Group, Inc. (“ABB”) pursuant to the Agreement and Plan of Merger by and between the Company and ABB dated August 19, 2019, (the “Merger Agreement”), whereby ABB was merged with and into the Company, and Affinity Bank, ABB’s wholly owned commercial bank subsidiary serving Cobb County, Georgia and Fulton County, Georgia and surrounding counties, was merged with and into Newton Federal Bank. The system integration is expected to be completed in September 2020.  Affinity Bank operated one branch office in Cobb County, Georgia and one loan production office in Fulton County, Georgia.

The purpose of the merger was for strategic reasons beneficial to the Company. The acquisition is consistent with its plan to drive growth and efficiency through increased scale, leverage the strengths of each bank across the combined customer base, enhance profitability, and add liquidity and shareholder value.

Under the terms of the Merger Agreement, each outstanding share of ABB common stock was converted into the right to receive $7.50 in cash, for a total paid of $40.3 million in cash with no stock issued.  Pre-existing ABB equity awards (restricted stock

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

units and stock options) immediately vested upon consummation of the merger. The Company paid $2.7 million for vesting ABB restricted stock.

The Company accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of ABB prior to the consummation date were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of core deposit intangibles, securities, premises and equipment, loans, other real estate owned, bank owned life insurance and other assets, deposits, debt and deferred taxes with the assistance of third-party valuations, appraisals, and third-party advisors. The estimated fair values will be subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period of approximately one year from consummation.

The fair value of the assets acquired and liabilities assumed on January 10, 2020 was as follows:

	As recorded by	Fair Value	As recorded by
	ABB	Adjustments	CFBI
		(in thousands)

Cash, cash equivalents and securities available-for-sale	$41,561	—	41,561
Loans	264,176	(2,327)	261,849
Other real estate owned	790	—	790
Core deposit intangible	—	1,913	1,913
Fixed assets and other assets	11,629	—	11,629
Total assets acquired	$318,156	(414)	317,742

Deposits	249,049	265	249,314
Borrowings and other liabilities	37,764	1,654	39,418
Total liabilities acquired	$286,813	1,919	288,732

Excess of assets acquired over liabilities acquired	$31,343	(2,333)	29,010

Purchase price			$40,338
Net assets acquired			29,010
Less preferred stock redeemed			(5,891)
Net assets acquired less preferred stock			$23,119
Goodwill			$17,219

The following unaudited pro forma information presents the results of operations for three months ended March 31, 2020, as if the acquisition had occurred January 1 of the period. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of the period presented, nor are they intended to represent or be indicative of future results of operations.

Three Months Ended March 31,
2020
(In thousands except per share data)

Total revenues, net of interest expense	$6,041
Net loss	(2,358)
Diluted loss per share	(0.31)

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(3)	Investment Securities

Investment securities available-for-sale at March 31, 2021 and December 31, 2020 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
March 31, 2021	Cost	Gains	Losses	Fair Value
U.S. Government sponsored enterprises	$11,837	—	(319)	11,518
Government agency mortgage-backed securities	8,115	284	—	8,399
Trust preferred securities	4,228	11	(135)	4,104
Total	$24,180	295	(454)	24,021
December 31, 2020
U.S. Government sponsored enterprises	11,870	1	(12)	11,859
Government agency mortgage-backed securities	9,206	326	—	9,532
Trust preferred securities	2,715	—	(101)	2,614
Total	$23,791	327	(113)	24,005

There were six securities in an unrealized loss position as of March 31, 2021 for less than 12 months.  There were two securities in an unrealized loss position greater than 12 months as of March 31, 2021.  The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly.  Four of the securities are issues of U.S. Government sponsored agencies where the repayment sources of principal and interest are backed by U.S. Government sponsored agencies.  The other four securities are trust preferred securities and subordinated debentures where the Bank performs a credit review regularly and such review has raised no concerns.  The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis which may be at maturity.

The amortized cost and estimated fair value of investment securities available-for-sale at March 31, 2021, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories.  (in thousands)

	Amortized	Estimated
	Cost	Fair Value
U.S. Government sponsored enterprises
Within 1 year	$—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	—	—
Greater than 10 years	11,837	11,518
Trust preferred securities
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	3,728	3,679
Greater than 10 years	500	425
	16,065	15,622
Government agency mortgage-backed securities	8,115	8,399
Total	$24,180	24,021

  There were no sales of securities available-for-sale during the three months ended March 31, 2021 or 2020.

Securities with a carrying value of approximately $2.0 million and $2.3 million were pledged to secure public deposits at March 31, 2021 and December 31, 2020, respectively.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(4)Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at March 31, 2021 and December 31, 2020 are summarized as follows: (in thousands)

	March 31, 2021	December 31, 2020
Commercial (secured by real estate)	$179,068	178,571
Commercial and industrial	157,263	155,554
Paycheck Protection Program loans	126,054	101,749
Construction, land and acquisition & development	24,773	23,571
Residential mortgage 1-4 family	86,309	91,777
Consumer installment	52,629	47,393
Total	626,096	598,615
Less allowance for loan losses	(6,872)	(6,361)
Total loans, net	$619,224	592,254

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in the Atlanta, Georgia MSA.  A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.  With the acquisition of Affinity, the Bank is a premier lender within professional markets, with a primary focus on the dental industry in Georgia and adjoining states.  The majority of these loans are commercial and industrial credits for practice acquisitions and equipment financing with the remainder being owner-occupied real estate.

The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, is an economic stimulus bill signed into law on March 27, 2020, in response to the economic fallout of the COVID-19 pandemic in the United States. The creation of the Paycheck Protection Program (PPP) enacted under the CARES Act provides forgivable loans to small businesses for payroll obligations, emergency grants to cover immediate operating costs, and a mechanism for loan forgiveness by the Small Business Administration should all criteria be met. The Bank received SBA authorization for 665 and 1,171 PPP loans totaling $63.1 million and $130.3 million for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.  These loans are fully guaranteed by the Small Business Administration.

Qualifying loans in the amount of $308.8 million and $309.9 million were pledged to secure the line of credit from the FHLB at March 31, 2021 and December 31, 2020, respectively.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the three months ended March 31, 2021 and 2020: (in thousands)

March 31, 2021	Commercial (Secured by Real Estate)	Commercial and Industrial	Paycheck Protection Program (1)	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,084	1,320	—	224	970	719	44	6,361
Provision	41	377	—	20	15	25	(28)	450
Charge-offs	—	—	—	—	—	(16)	—	(16)
Recoveries	39	33	—	—	3	2	—	77
Ending balance	$3,164	1,730	—	244	988	730	16	6,872
Ending allowance attributable to loans:
Individually evaluated for impairment	$—	42	—	—	175	—	—	217
Collectively evaluated for impairment	3,164	1,688	—	244	813	730	16	6,655
Total ending allowance	$3,164	1,730	—	244	988	730	16	6,872
Loans:
Individually evaluated for impairment	$2,538	961	—	—	3,528	7	—	7,034
Collectively evaluated for impairment	176,530	156,302	126,054	24,773	82,781	52,622	—	619,062
Total loans	$179,068	157,263	126,054	24,773	86,309	52,629	—	626,096

December 31, 2020
Allowance for loan losses:
Beginning balance	$1,661	1,478	—	153	369	466	7	4,134
Provision	1,207	(194)	—	71	627	252	37	2,000
Charge-offs	(30)	—	—	—	(126)	(29)	—	(185)
Recoveries	246	36	—	—	100	30	—	412
Ending balance	$3,084	1,320	—	224	970	719	44	6,361
Ending allowance attributable to loans:
Individually evaluated for impairment	$2	35	—	—	14	—	—	51
Collectively evaluated for impairment	3,082	1,285	—	224	956	719	44	6,310
Total ending allowance	$3,084	$1,320	$—	$224	$970	$719	$44	$6,361
Loans:
Individually evaluated for impairment	$2,584	1,085	—	—	3,597	8	—	7,274
Collectively evaluated for impairment	175,987	154,469	101,749	23,571	88,180	47,385	—	591,341
Total loans	$178,571	155,554	101,749	23,571	91,777	47,393	—	598,615
(1)	Includes PPP loans that are fully guaranteed by the SBA; thus no allowance for loan losses has been allocated to these loans.

The Bank individually evaluates all loans for impairment that are on nonaccrual status or are rated substandard (as described below).  Additionally, all troubled debt restructurings are evaluated for impairment.  A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected.  Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  Interest payments received on impaired loans are applied as a reduction of the outstanding principal balance.

Impaired loans at March 31, 2021 and December 31, 2020 were as follows: (in thousands)

March 31, 2021	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate)	$1,208	2,306	—	1,232	3
Commercial and industrial	315	315	—	355	—
Payroll Protection Program	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	1,741	1,741	—	1,793	4
Consumer installment	7	7	—	8	—
	3,271	4,369	—	3,388	7
With an allowance recorded:
Commercial (secured by real estate)	1,330	1,331	—	1,356	—
Commercial and industrial	646	646	42	692	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	1,787	1,790	175	1,816	24
Consumer installment	—	—	—	—	—
	3,763	3,767	217	3,864	24
Total impaired loans	$7,034	8,136	217	7,252	31

December 31, 2020
With no related allowance recorded:
Commercial (secured by real estate)	$1,136	2,232	—	1,138	42
Commercial and industrial	395	395	—	395	—
Payroll Protection Program	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	1,986	1,987	—	2,041	9
Consumer installment	8	8	—	9	1
	3,525	4,622	—	3,583	52
With an allowance recorded:
Commercial (secured by real estate)	1,448	1,449	2	—	91
Commercial and industrial	690	690	35	1,481	6
Construction, land and acquisition & development	—	—	—	727	—
Residential mortgage	1,611	1,613	14	—	73
Consumer installment	—	—	—	1,634	—
	3,749	3,752	51	3,842	170
Total impaired loans	$7,274	8,374	51	7,425	222

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of March 31, 2021 and December 31, 2020 by class of loans: (in thousands)

March 31, 2021	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate)	$506	124	—	630	178,438	179,068	1,129
Commercial and industrial	7	55	449	511	156,752	157,263	1,016
Paycheck Protection Program	—	—	—	—	126,054	126,054	—
Construction, land and acquisition & development	—	—	—	—	24,773	24,773	—
Residential mortgage	3,047	—	182	3,229	83,080	86,309	2,587
Consumer installment	46	68	—	114	52,515	52,629	137
Total	$3,606	247	631	4,484	621,612	626,096	4,869

December 31, 2020
Commercial (secured by real estate)	$3,386	—	1,136	4,522	174,049	178,571	1,157
Commercial and industrial	29	—	1,085	1,114	154,440	155,554	1,085
Paycheck Protection Program	—	—	—	—	101,749	101,749	—
Construction, land and acquisition & development	1,392	—	—	1,392	22,179	23,571	—
Residential mortgage	4,308	1,094	1,444	6,846	84,931	91,777	2,587
Consumer installment	78	—	73	151	47,242	47,393	73
Total	$9,193	1,094	3,738	14,025	584,590	598,615	4,902

There were no loans past due 90 days or greater and still accruing interest as of March 31, 2021 and December 31, 2020.

There were no new troubled debt restructuring during the three months ended March 31, 2021 and one new troubled debt restructuring during the three months ended March 31, 2020. No troubled debt restructurings subsequently defaulted during the three months ended March 31, 2021 or 2020.

The Bank has allocated an allowance for loan losses of approximately $10,000 and $17,000 to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2021 and December 31, 2020, respectively.

The CARES Act provides temporary relief from accounting for certain pandemic-related loan modifications as a troubled debt restructuring.  The Bank granted short-term deferrals on 737 loans totaling $186.9 million that were otherwise performing. All of these loans returned to normal performing status as of December 31, 2020. During the three months ended March 31, 2021, we granted short-term deferrals on seven loans totaling $2.7 million that were otherwise performing.

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

Special Mention. Loans have potential weaknesses that may, if not corrected, weaken or inadequately protect the Bank's credit position at some future date.  Weaknesses are generally the result of deviation from prudent lending practices, such as over advances on collateral.  Credits in this category should, within a 12-month period, move to Pass if improved or drop to Substandard if poor trends continue.

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Loss.  Loans considered uncollectible and of such little value that the continuance as a Bank asset is not warranted.  This does not mean that the loan has no recovery or salvage value, but rather the asset should be charged off even though partial recovery may be possible in the future.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of March 31, 2021 and December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

March 31, 2021	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$177,157	782	1,129	—	179,068
Commercial and industrial	156,247	—	1,016	—	157,263
Paycheck Protection Program	126,054	—	—	—	126,054
Construction, land and acquisition & development	24,773	—	—	—	24,773
Residential mortgage	81,968	—	4,341	—	86,309
Consumer installment	52,486	—	143	—	52,629
Total	$618,685	782	6,629	—	626,096

December 31, 2020	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$176,629	785	1,157	—	178,571
Commercial and industrial	154,469	—	1,085	—	155,554
Paycheck Protection Program	101,749				101,749
Construction, land and acquisition & development	23,571	—	—	—	23,571
Residential mortgage	87,738	62	3,977	—	91,777
Consumer installment	47,332	—	61	—	47,393
Total	$591,488	847	6,280	—	598,615

(5)	Deposits

The aggregate amounts of certificates of deposits of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $31.6 million at March 31, 2021 and $32.9 million at December 31, 2020.

(6)	Borrowings

The following FHLB advances, which require monthly or quarterly interest payments, were outstanding at March 31, 2021:

Advance Date	Advance	Fair Value Adjustment	Interest Rate	Maturity	Rate	Call Feature
5/23/2019	$8,000,000	$435,741	2.40%	5/23/2029	Convertible	5/23/2022
12/16/2019	5,000,000	297,590	2.37%	12/17/2029	Convertible	12/17/2021
11/29/2019	5,000,000	351,096	2.66%	11/29/2029	Convertible	11/29/2022
1/21/2021	10,000,000	—	0.68%	1/21/2026	Fixed	None
3/8/2021	10,000,000	—	0.54%	3/8/2024	Fixed	None
	$38,000,000	$1,084,428

There were FHLB advances totaling $19.1 million made up of advances with a book value of $1.8 million and a fair value adjustment of $1.1 million as of December 31, 2020.  At March 31, 2021 and December 31, 2020, the FHLB advances were collateralized by certain loans which totaled approximately $308.8 million and $309.9 million, and by the Company’s investment in FHLB stock which totaled approximately $1.9 million and $1.3 million at March 31, 2021 and December 31, 2020.

The Company had one FHLB letter of credit of $10.0 million and $16.0 million, used to collateralize public deposits, outstanding at March 31, 2021 and December 31, 2020, respectively.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The Company borrowed $5.0 million from First National Bankers Bank during the year ended December 31, 2020. The loan had a ten-year term with a floating interest rate equal to the Wall Street Journal Prime Rate. Interest payments were due quarterly and the initial principal payment was due June 29, 2021. There was no prepayment penalty. The loan was secured by Bank stock. In January 2021, the loan was repaid and none was outstanding at March 31, 2021.

The Company borrowed $100.8 million under the Federal Reserve Bank of Atlanta to fund PPP loans under the U.S. CARES Act (the Paycheck Protection Program Liquidity Facility). This was secured by PPP loans totaling $101.7 million made during the year ended December 31, 2020. These borrowings had a fixed interest rate of 0.35% and a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the

PPP loan. In January 2021, the borrowing was repaid and none was outstanding at March 31, 2021.

(7)	Employee Stock Ownership Plan

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

In April 2017, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. In January 2021, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing additional shares of the Company’s common stock. A total of 225,721 shares were purchased with the loan proceeds as part of the Company’s stock offering. Total ESOP expense for the three months ended March 31, 2021 and 2020 was approximately $57,000 and $30,000, respectively.  The balance of the note payable of the ESOP was approximately $5.6 million and $2.6 million at March 31, 2021 and December 31, 2020. Because the source of the loan payments is contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders’ equity. As of March 31, 2021 and December 31, 2020, 47,200 shares had been released.

(8)	Stock-Based Compensation

In August 2018, shareholders approved the Company’s 2018 Equity Incentive Plan, which authorizes the issuance of up to 133,987 shares of common stock pursuant to restricted stock grants and up to 334,970 shares of common stock pursuant to the exercise of options.

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards.  There were no stock option grants or restricted stock grants during the three months ended March 31, 2021 and 2020.

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2020	321,516	$9.77
Granted	—	—
Exercise of stock options*	—	—
Forfeited	—	—
Outstanding - March 31, 2021	321,516	$9.77	8.20	$464
Exercisable - March 31, 2021	38,186	$11.14	8.00	$—

* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options.

A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding

Outstanding - December 31, 2020	$8.63	120,123
Granted	—	—
Vested*	—	—
Forfeited	—	—
Outstanding - March 31, 2021	$8.63	120,123

* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, no shares were surrendered during the three months ended March 31, 2021.

The Company recognized approximately $110,000 and $72,000 (after taking into account the reversals of previously recognized expense related to forfeitures of stock options and restricted stock of approximately $152,000 during the three months ended March 31, 2020) of stock-based compensation expense during the three months ended March 31, 2021 and 2020, respectively, associated with its common stock awards granted to directors and officers.

As of March 31, 2021, there was approximately $1.5 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately 3.8 years.

(9)	Fair Value Measurements and Disclosures

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and a specific reserve is established within the allowance for loan losses.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP.  The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is used or an appraisal is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. For disclosure purposes, the fair value of fixed rate loans which are not considered impaired is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For unimpaired variable rate loans, the carrying amount is a reasonable estimate of fair value for disclosure purposes.

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

Bank Owned Life Insurance

The carrying value of the cash surrender value of life insurance reasonably approximates fair value.

Deposits

The fair value of savings accounts, interest bearing checking accounts, non-interest bearing checking accounts and market rate checking accounts is the amount payable on demand at the reporting date, while the fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using current rates at which comparable certificates would be issued.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $24.0 million at March 31, 2021 and December 31, 2020.  They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2021 and December 31, 2020 (in thousands).

March 31, 2021	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	315	315
Impaired loans	—	—	6,817	6,817
Total assets at fair value	$—	—	7,132	7,132

December 31, 2020	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	1,292	1,292
Impaired loans	—	—	7,223	7,223
Total assets at fair value	$—	—	8,515	8,515

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$101,398	101,398	178,253	178,253
Investment securities
available-for-sale	$24,021	24,021	24,005	24,005
Other investments	$2,101	2,101	1,596	1,596
Loans, net	$619,224	628,818	592,254	611,625
Bank owned life insurance	$15,100	15,100	15,311	15,311
Financial liabilities:
Deposits	$635,115	623,408	640,165	639,269
FHLB advances	$39,084	37,710	19,117	16,769
PPPLF borrowings	$—	—	100,813	100,813
Other borrowings	$—	—	5,000	5,000

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning.  These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  Accordingly, you should not place undue reliance on such statements.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this report.

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

•	adverse changes in the securities or secondary mortgage markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	changes in tax laws;
•	the effects of any Federal government shutdown;
•	changes in the quality or composition of our loan or investment portfolios;
•	technological changes that may be more difficult or expensive than expected;
•	failure or breaches of IT security systems;
•	the inability of third-party providers to perform as expected;
•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	our ability to introduce new products and services, enter new markets successfully and capitalize on growth opportunities;
•

our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;
•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;
•	our compensation expense associated with equity allocated or awarded to our employees; and
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the novel coronavirus can be controlled and abated and when and how the economy may be reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	the allowance for loan losses may have to be increased if borrowers experience financial difficulties, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on assets may decline to a greater extent than the decline in the cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income;

•	cyber-security risks are increased as the result of an increase in the number of employees working remotely; and
•	FDIC premiums may increase if the agency experience additional resolution costs.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Summary of Significant Accounting Policies

A summary of our accounting policies is described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our significant accounting policies:

Business Combinations and Valuation of Loans Acquired in Business Combinations.  We account for acquisitions under Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at estimated fair value on their purchase date. As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities, where it is not possible to estimate the acquisition date fair value upon consummation.

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

In determining the Day 1 Fair Values of acquired loans which are the fair value on all acquired loans at the time of the acquisition, management calculates a nonaccretable difference (the credit mark component of the acquired loans) and an accretable difference (the market rate or yield component of the acquired loans). The nonaccretable difference is the difference between the undiscounted contractually required payments and the undiscounted cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, and nonaccretable difference which would have a positive impact on interest income.

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

Allowance for Loan Losses.  The allowance for loan losses is a reserve for estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the loan portfolio. Actual credit losses, net of recoveries, are deducted from the allowance for loan losses. Loans are charged off when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance for loan losses. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. Management’s evaluation process used to determine the appropriateness of the allowance for loan losses is subject to the use of estimates, assumptions, and judgment. The evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect probable credit losses. Because interpretation and analysis involve judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated loan losses and therefore the appropriateness of the allowance for loan losses could change significantly.

The allocation methodology applied by the Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was appropriate at March 31, 2021. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of the Bank and any increase or decrease in the allowance is the responsibility of management.

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

The Company and the Bank file a federal and a state income tax return.  Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense.

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

To address the economic impact in the United States, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act included a number of provisions that affected us, including accounting relief for troubled debt restructurings (“TDRs”).  The CARES Act also established the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”), which allowed us to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA.  Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meet certain other requirements.  In addition, the Federal Reserve took steps to bolster the economy by, among other things, reducing the federal funds rate and the discount-window borrowing rate to near zero.

In response to the pandemic, we have implemented protocols and processes to help protect our employees, customers and communities. These measures include:

•

Operating our branches under a drive-through model with appointment-only lobby service, leveraging our business    continuity plans and capabilities that include critical operations teams being divided and dispersed to separate locations and, when possible, having employees work from home.

•

Offering assistance to our customers affected by the COVID-19 pandemic, which includes payment deferrals, waiving certain fees, suspending property foreclosures, and participating in the CARES Act and lending programs for businesses, including the SBA PPP.

We have implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2020 are exempt from TDR classification under accounting principles generally accepted in the United States of America (GAAP). In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) granted to loans that were current as of the loan modification program implementation date are not TDRs.  During the year ended December 31, 2020, we granted short-term deferrals on 737 loans totaling $186.9 million that were otherwise performing, including $115.0 million of dental practice loans.  As of December 31, 2020, all of these loans had returned to normal payment status.  During the three months ended March 31, 2021, we granted short-term deferrals on seven loans totaling $2.7 million that were otherwise performing.

Given the unprecedented uncertainty and rapidly evolving economic effects and social impacts of the COVID-19 pandemic, the future direct and indirect impact on our business, results of operations and financial condition are highly uncertain. Should current economic conditions persist or continue to deteriorate, we expect that this macroeconomic environment will have a continued adverse effect on our business and results of operations, which could include, but not be limited to: decreased demand for our products and services, protracted periods of lower interest rates, increased noninterest expenses, including operational losses, and increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may continue to increase our provision for credit losses and net charge-offs.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total assets decreased $53.4 million, or 6.3%, to $797.3 million at March 31, 2021 from $850.6 million at December 31, 2020.  The decrease was due primarily to a decrease in cash and cash equivalents of $76.9 million due to no longer using the Paycheck Protection Program Liquidity Facility (PPPLF) for funding, partially offset by an increase of net loans of $27.0 million.

Cash and cash equivalents decreased $76.9 million, or 43.1%, to $101.4 million at March 31, 2021 from $178.3 million at December 31, 2020 as the PPPLF was not used for funding at quarter-end and excess cash from the stock offering was returned.

Net loans increased $27.0 million, or 4.6%, to $619.2 million at March 31, 2021 from $592.3 million at December 31, 2020.  Commercial real estate loans increased $497,000, or 0.3%, to $179.1 million at March 31, 2021 from $178.6 million at December 31, 2020, commercial and industrial loans increased $1.7 million, or 1.1%, to $157.3 million at March 31, 2021 from $155.6 million at December 31, 2020, construction loans increased $1.2 million, or 5.1%, to $24.8 million at March 31, 2021 from $23.6 million at December 31, 2020, and consumer loans increased $5.2 million, or 11.0%, to $52.6 million at March 31, 2021 from $47.4 million at December 31, 2020.  PPP loans increased $24.3 million, or 23.9%, to $126.1 million at March 31, 2021 from $101.7 million at December 31, 2020, as a result of the government allowing a new round of PPP loans, net of forgiveness of prior PPP loans.  These increases were partially offset by a decrease in one-to-four family residential real estate loans of $5.5 million, or 6.0%, to $86.3 million at March 31, 2021 from $91.8 million at December 31, 2020, as mortgage loans continue to be refinanced at lower rates than we offer.

Securities available-for-sale were $24.0 million at March 31, 2021 and December 31, 2020.

Net deferred tax asset (included within the accrued interest receivable and other assets line item on the balance sheet) decreased $558,000, or 13.2% to $3.7 million at March 31, 2021 from $4.2 million at December 31, 2020.

Total deposits decreased $5.1 million, or 0.8%, to $635.1 million at March 31, 2021 from $640.2 million at December 31, 2020.  Interest-bearing checking accounts decreased $49.0 million, or 37.7%, as a result of the completion of the second step conversion.  Savings accounts also decreased $3.0 million, or 3.1%, and certificates of deposit decreased $7.7 million, or 5.9%.  These decreases were partially offset by an increase of $47.1 million, or 29.3%, in noninterest-bearing checking accounts, as customers received fund from the new round of PPP loans, and an increase of $7.5 million, or 6.2%, in market rate checking accounts.

We had $39.1 million of Federal Home Loan Bank advances at March 31, 2021, compared to $19.1 million of Federal Home Loan Bank advances, $100.8 million in Federal Reserve Bank PPP Liquidity Facility funds, and $5.0 million of other borrowings at December 31, 2020.  Borrowings were decreased during the ended March 31, 2021 as we repaid PPPLF and Company borrowings.  We did increase FHLB borrowings to benefit from low interest rates and address the uncertainty of current liquidity levels as a result of the new round of PPP loans.

Stockholders’ equity increased $34.5 million, or 42.7%, to $115.3 million at March 31, 2021 compared to $80.8 million at December 31, 2020, primarily due to the completion of our mutual-to-stock conversion and related stock offering on January 20, 2021. We sold 3,701,509 shares of common stock at $10.00 per share and raised gross proceeds of $37.1 million in the offering.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments have been made, as the effects would be immaterial.  All average balances are monthly average balances.  Non-accrual loans were included in the computation of average balances.   The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended March 31,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$614,117	$9,094	5.92%	$477,298	$6,397	5.36%
Securities	23,751	94	1.59%	17,745	131	2.95%
Interest-earning deposits and federal funds	77,950	42	0.22%	43,134	136	1.26%
Other investments	1,990	18	3.56%	2,518	34	5.48%
Total interest-earning assets	717,808	9,248	5.15%	540,695	6,698	4.96%
Non-interest-earning assets	62,054			55,423
Total assets	$779,862			$596,118

Interest-bearing liabilities:
Savings accounts	$94,167	107	0.45%	$67,730	239	1.41%
Interest-bearing checking accounts	96,513	52	0.22%	60,635	77	0.51%
Money market checking accounts	124,209	133	0.43%	95,569	291	1.22%
Certificates of deposit	129,913	506	1.56%	150,028	656	1.75%
Total interest-bearing deposits	444,802	798	0.72%	373,962	1,263	1.35%
Federal Home Loan Bank advances	29,549	95	1.29%	48,569	204	1.68%
Paycheck Protection Program Liquidity Facility borrowings	4,150	4	0.35%	—	—	—
Other borrowings	1,555	10	2.69%	4,820	4	0.32%
Total interest-bearing liabilities	480,056	907	0.76%	427,351	1,471	1.38%
Non-interest-bearing liabilities	192,150			92,607
Total liabilities	672,206			519,958
Total stockholders' equity	107,656			76,160
Total liabilities and stockholders' equity	$779,862			$596,118
Net interest income		$8,341			$5,227
Net interest rate spread (1)			4.39%			3.58%
Net interest-earning assets (2)	$237,752			$113,344
Net interest margin (3)			4.65%			3.87%
Average interest-earning assets to interest-bearing liabilities	149.53%			126.52%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The total column represents the sum of the prior columns.  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended March 31, 2021 vs. 2020
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,975	$722	$2,697
Securities	189	(226)	(37)
Interest-earning deposits and federal funds	396	(490)	(94)
Other investments	(6)	(10)	(16)
Total interest-earning assets	2,554	(4)	2,550

Interest-bearing liabilities:
Savings accounts	425	(557)	(132)
Interest-bearing checking accounts	167	(192)	(25)
Money market checking accounts	427	(585)	(158)
Certificates of deposits	(82)	(68)	(150)
Total deposits	937	(1,402)	(465)
Federal Home Loan Bank advances	(67)	(42)	(109)
Paycheck Protection Program Liquidity Facility borrowings	2	2	4
Other borrowings	1	5	6
Total interest-bearing liabilities	873	(1,437)	(564)

Change in net interest income	$1,681	$1,433	$3,114

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020

General. Net income increased $3.4 million, to net income of $2.1 million for the three months ended March 31, 2021 compared to a net loss of $1.3 million for the three months ended March 31, 2020.  The increase was due primarily to an increase in net interest income and a decrease in noninterest expenses.

Interest Income. Interest income increased $2.6 million, or 38.1%, to $9.2 million for the three months ended March 31, 2021 from $6.7 million for the three months ended March 31, 2020.  The increase was due to a $2.7 million increase in interest income on loans, slightly offset by decreases in interest income on investment securities and interest-earning deposits.

Interest income on loans increased $2.7 million, or 42.2%, to $9.1 million for the three months ended March 31, 2021 from $6.4 million for the three months ended March 31, 2020. Our average balance of loans increased $136.8 million, or 28.7%, to $614.1 million for the three months ended March 31, 2021 from $477.3 million for the three months ended March 31, 2020.  The increase in the average balance of loans resulted primarily from the origination of PPP loans.  The average yield on loans increased 56 basis points to 5.92% for the three months ended March 31, 2021 from 5.36% for the three months ended March 31, 2020, due primarily to fees received on PPP loans.

Interest income on securities (excluding FHLB stock) decreased $37,000 to $94,000 for the three months ended March 31, 2021 from $131,000 for the three months ended March 31, 2020.  The average balance of securities increased $6.0 million, or 33.8%, to $23.8 million for the three months ended March 31, 2021 from $17.7 million for the three months ended March 31, 2020, due primarily to purchases in the investment portfolio to deploy excess liquidity.  The increase in the average balance of securities was offset by a decrease in the average yield on securities of 136 basis points, to 1.59% from 2.95%, as a result of continued decreases in market interest rates.

Interest income on interest-earning deposits decreased $94,000, or 69.1%, to $42,000 for the three months ended March 31, 2021 from $136,000 for the three months ended March 31, 2020.  The decrease in interest income on interest-earning deposits was due to a 104 basis point decrease in the average yield, as a result of continued decreases in market interest rates, partially offset by a $34.8 million increase in the average balance, as a result of excess funds related to PPP loans and the completion of our stock offering.

Interest Expense. Interest expense decreased $564,000, or 38.3%, to $907,000 for the three months ended March 31, 2021, compared to $1.5 million for the three months ended March 31, 2020, due to decreases of $465,000 in interest expense on deposits and $99,000 in interest expense on borrowings.

Interest expense on deposits decreased $465,000, or 36.8%, to $798,000 for the three months ended March 31, 2021 from $1.3 million for the three months ended March 31, 2020.  Interest expense on certificates of deposit decreased $150,000, or 23.0%, to $506,000 for the three months ended March 31, 2021 from $656,000 for the three months ended March 31, 2020.  The average rate we paid on certificates of deposit decreased 19 basis points to 1.56% for the three months ended March 31, 2021 from 1.75% for the three months ended March 31, 2020, and the average balance of certificates of deposit decreased to $129.9 million for the three months ended March 31, 2021 compared to $150.0 million for the three months ended March 31, 2020 as rates have been lowered.  We also recorded decreases in interest expense of $158,000, or 54.3%, on money market checking accounts, $25,000, or 32.5%, on interest-bearing checking accounts, and $132,000, or 55.2%, on savings accounts.  These decreases were due to continued decreases in market rates, and were partially offset by increases in the average balances of such accounts as a result of excess funds related to PPP loans.

Interest expense on borrowings decreased to $109,000 for the three months ended March 31, 2021 compared to $208,000 for the three months ended March 31, 2020, as the average balance on borrowings decreased $18.1 million from the previous period as a result of repayment of PPPLF borrowings and the prepayment of the Company loan.

Net Interest Income. Net interest income increased $3.1 million, or 59.6%, and was $8.3 million for the three months ended March 31, 2021 compared to $5.2 million for the three months ended March 31, 2020.  Our average net interest-earning assets increased by $124.4 million, or 109.8%, to $237.8 million for the three months ended March 31, 2021 from $113.3 million for the three months ended March 31, 2020, and our net interest rate spread increased by 81 basis points to 4.39% for the three months ended March 31, 2021 from 3.58% for the three months ended March 31, 2020, reflecting a 19 basis point increase in the yield on interest-earning assets and a 62 basis point decrease in the rate paid on interest-bearing liabilities as discussed above.  Our net interest margin was 4.65% for the three months ended March 31, 2021 compared to 3.87% for the three months ended March 31, 2020.

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

After an evaluation of these factors, particularly in light of the COVID-19 pandemic, we recorded a provision for loan losses of $450,000 for the three months ended March 31, 2021 and a provision of $500,000 for the three months ended March 31, 2020.  Our allowance for loan losses was $6.9 million at March 31, 2021 compared to $6.4 million at December 31, 2020 and $4.6 million at March 31, 2020.  The allowance for loan losses to total loans was 1.10% at March 31, 2021 compared to 1.06% at December 31, 2020 and 0.88% at March 31, 2020. The allowance for loan losses to total loans is an “all-in” number, meaning it includes all originated and acquired loans.  This reduces the overall allowance for loan loss to total loans percentage.  However, the acquired loans portfolio was marked to fair market value at acquisition and no carryover of the allowance was allowed.  The allowance for loan loss to total loans with the total originated and acquired loans is 1.10% at March 31, 2021 compared to 1.06% at December 31, 2020.  Removing the acquired loans, the allowance to total loans is 1.66% at March 31,2021 compared to 1.71% at December 31, 2020.  The allowance for loan losses to non-performing loans was 141.14% at March 31, 2021 compared to 129.79% at December 31, 2020 and 108.07% at March 31, 2020.  We had net recoveries of $61,000 and $15,000 during the three months ended March 31, 2021 and 2020, respectively.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2021.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest Income. Noninterest income increased $216,000, or 42.1%, to $729,000 for the three months ended March 31, 2021 from $513,000 for the three months ended March 31, 2020.  This was a result of an increase of $235,000 in other non-interest income, consisting primarily of income received from a bank owned life insurance death benefit claim, partially offset by a decrease in service charges on deposit accounts of $19,000 for the three months ended March 31, 2021.

Noninterest Expenses. Noninterest expenses information is as follows.

	Three Months Ended March 31,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,383	$4,173	$(1,790)	(42.9)%
Deferred compensation	64	63	1	1.6%
Occupancy	1,052	647	405	62.7%
Advertising	80	62	18	29.5%
Data processing	481	644	(163)	(25.2)%
Other real estate owned	12	—	12	100.0%
Net (gain) loss on sale of other real estate owned	(1)	29	(30)	(103.5)%
Legal and accounting	177	683	(506)	(74.2)%
Organizational dues and subscriptions	71	88	(17)	(19.6)%
Director compensation	50	49	1	2.0%
Federal deposit insurance premiums	73	112	(39)	(35.0)%
Writedown of premises and equipment	873	0	873	100.0%
Other	577	531	45	8.6%
Total noninterest expenses	$5,892	$7,081	$(1,189)	(16.8)%

Salaries and employee benefits expense, data processing expense, and legal and accounting expense decreased significantly for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due primarily to non-recurring expenses related to our acquisition of ABB Financial and Affinity Bank in the 2020 period. Partially offsetting these decreases, we recorded increases in other non-interest expense, consisting primarily of writedown of premises and equipment and occupancy expense, due to facilities consolidation.

Income Tax Expense. We recorded an income tax expense of $596,000 for the three months ended March 31, 2021 compared to an income tax benefit of $543,000 for the three months ended March 31, 2020.  The increase in income tax expense was due to a net loss before taxes in the 2020 period.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  We have implemented the following strategies to manage our interest rate risk:

•	limiting our reliance on non-core/wholesale funding sources;
•	growing our volume of transaction deposit accounts;
•	increasing our investment securities portfolio, with an average maturity of less than 15 years;

•	diversifying our loan portfolio by adding more commercial-related loans and consumer loans, which typically have shorter maturities and/or balloon payments; and
•	continuing to price our one- to four-family residential real estate loan products in a way that encourages borrowers to select our balloon loans as opposed to longer-term, fixed-rate loans.

By following these strategies, we believe that we are better positioned to react to increases in market interest rates.  In addition, we originate adjustable-rate, one-to-four-family residential real estate loans and home equity loans and lines of credit, which are originated with adjustable interest rates.

We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model.  Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings.  We estimate what our net interest income would be for a 12-month period.  We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases instantaneously by 200 and 400 basis point increments or decreases instantaneously by 100 and 200 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The table below sets forth, as of March 31, 2021, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$23,971	1.45%
+200	23,895	1.13%
Level	23,629	—
-100	23,656	(0.11)%
-200	23,319	(1.31)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 1.13% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 1.31% decrease in net interest income.  At March 31, 2020, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced an 8.81% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 5.25% increase in net interest income.

Net Economic Value. We also compute amounts by which the net present value of our assets and liabilities (net economic value or “NEV”) would change in the event of a range of assumed changes in market interest rates.  This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value.  The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by 200 and 400 basis point increments or decreases instantaneously by 100 and 200 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The table below sets forth, as of March 31, 2021, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$109,937	$(7,772)	(6.60)%	14.80%	22
+200	113,682	(4,027)	(3.42)%	14.70%	12
—	117,709	—	—	14.58%	—
-100	114,302	(3,407)	(2.89)%	13.96%	(62)
-200	109,602	(8,107)	(6.89)%	13.33%	(125)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at March 31, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 3.42% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 6.89% decrease in net economic value.  At March 31, 2020, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 9.22% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 1.38% decrease in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at March 31, 2021, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2021, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.  Amounts are based on a preliminary balance sheet as of March 31, 2021, and may not equal amounts included in our unaudited consolidated financial statements for the quarter ended March 31, 2021.  However, we believe that there would be no material changes in the results of the gap analysis if the unaudited financial results included in Part 1, Item 1 of this quarterly report had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$91,350	91,350	91,350	91,350	91,350	$101,398
Investments	16,791	17,373	18,268	19,685	21,847	26,122
Net loans	67,812	95,599	190,516	303,658	513,842	619,224
Other assets	—	—	—	—	—	51,153
Total	$175,953	204,322	300,134	414,693	627,039	$797,897

Liabilities:
Non-maturity deposits	$165,303	186,796	229,783	284,428	426,103	$523,232
Certificates of deposit	28,451	40,347	71,079	89,550	118,239	123,978
Borrowings	6,662	6,662	6,662	6,662	26,662	44,662
Other liabilities	—	—	—	—	—	8,628
Equity capital	—	—	—	—	—	97,396
Total (1)	$200,416	233,805	307,524	380,640	571,004	$797,896

Asset/liability gap	$(24,463)	(29,483)	(7,390)	34,053	56,035
Gap/assets ratio (2)	(3.07)%	(3.70)%	(0.93)%	4.27%	7.02%

(1)	Amounts do not foot due to rounding.
(2)	Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($642.8 million).

At March 31, 2021, our asset/liability gap from zero days to one year was negative $7.4 million, resulting in a gap/assets ratio of (0.93)%.  At March 31, 2020, our asset/liability gap from zero days to one year was negative $87.7 million, resulting in a gap/assets ratio of (13.61)%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Atlanta.  At March 31, 2021, we had a $121.0 million line of credit with the Federal Home Loan Bank of Atlanta, with advances of $39.1 million outstanding and an $10.0 letter of credit outstanding, and we had a $5.0 million unsecured federal funds line of credit and a $7.5 million unsecured federal funds line of credit.  No amount was outstanding on the unsecured lines of credit at March 31, 2021.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $8.7 million for the three months ended March 31, 2021, compared to net cash used in operating activities of $2.9 million for the three months ended March 31, 2020.  Net cash used in investing activities was $27.1 million for the three months ended March 31, 2021, compared to net cash used in investing activities of $33.3 million for the three months ended March 31, 2020.  Net cash used in investing activities typically consists primarily of disbursements for loan originations and a $22.7 million cash disbursement in connection with our acquisition of ABB and Affinity Bank in January 2020.  Net cash used in financing activities, which typically consists primarily of activity in deposit accounts and proceeds from or repayments of FHLB advances and other borrowings, but also included a capital injection of $35.4 million following our stock offering in January 2021 was $58.4 million for the three months ended March 31, 2021, compared to net cash provided by financing activities of $36.4 million for the three months ended March 31, 2020.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2021, we exceeded all of our regulatory capital requirements and are categorized as “well capitalized.”   Management is not aware of any conditions or events since the most recent notification that would change our category.  The Bank’s actual capital amounts and ratios for March 31, 2021 and December 31, 2020 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021:
Common Equity Tier 1
(to Risk Weighted Assets)	$77,009	12%	$30,035	4.50%	$43,384	6.50%
Total Capital
(to Risk Weighted Assets)	$83,887	13%	$53,396	8%	$66,745	10%
Tier I Capital
(to Risk Weighted Assets)	$77,009	12%	$40,047	6%	$53,396	8%
Tier I Capital
(to Average Assets)	$77,009	10%	$30,538	4%	$38,172	5%

As of December 31, 2020:
Common Equity Tier 1
(to Risk Weighted Assets)	$61,290	12%	$23,531	4.50%	$33,989	6.50%
Total Capital
(to Risk Weighted Assets)	$67,667	13%	$41,833	8%	$52,291	10%
Tier I Capital
(to Risk Weighted Assets)	$61,290	12%	$31,375	6%	$41,833	8%
Tier I Capital
(to Average Assets)	$61,290	10%	$24,661	4%	$30,826	5%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At March 31, 2021, we had outstanding commitments to originate loans of $59.5 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Time deposits that are scheduled to mature in less than one year from March 31, 2021 totaled $71.0 million.  Management expects that a substantial portion of the maturing time deposits will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part 1, Item 2 of this quarterly report under “Management of Market Risk.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At March 31, 2021, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

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

101.0

The following materials for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Changes in Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITTY BANCSHARES, INC.

Date:	May 12, 2021	/s/ Edward J. Cooney
Edward J. Cooney
Chief Executive Officer and Director

Date:	May 12, 2021	/s/ Tessa M. Nolan
Tessa M. Nolan
Senior Vice President and Chief Financial Officer