Form 10-Q
period 2021-06-30
Affinity Bancshares, Inc.
filed 2021-08-11
CIK 1823406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, 6,872,634 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

Affinity Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AFFINITY BANCSHARES, INC.

Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
	(In thousands)
Assets

Cash and due from banks, including reserve requirement of $0 at June 30, 2021 and December 31, 2020	$15,343	$5,552
Interest-earning deposits in other depository institutions	100,373	172,701
Cash and cash equivalents	115,716	178,253
Investment securities available-for-sale	36,591	24,005
Other investments	2,476	1,596
Loans, net	582,624	592,254
Other real estate owned	—	1,292
Premises and equipment, net	7,451	8,617
Bank owned life insurance	15,192	15,311
Intangible assets	18,845	18,940
Accrued interest receivable and other assets	7,912	10,360
Total assets	$786,807	$850,628

Liabilities and Stockholders' Equity

Liabilities:
Savings accounts	$95,057	$96,591
Interest-bearing checking	81,382	129,813
Market rate checking	134,139	121,317
Non-interest-bearing checking	195,146	160,819
Certificate of deposits	106,173	131,625
Total deposits	611,897	640,165
Federal Home Loan Bank advances	49,052	19,117
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	—	100,813
Other borrowings	—	5,000
Accrued interest payable and other liabilities	8,223	4,748
Total liabilities	669,172	769,843

Stockholders' equity:
Common stock (par value $0.01 per share, 40,000,000 shares authorized, 6,872,634 issued and outstanding at June 30, 2021 and 19,000,000 shares authorized, 6,968,469 issued and 6,865,653 outstanding at December 31, 2020) (1)	69	77
Preferred stock (10,000,000 shares authorized, no shares outstanding at June 30, 2021 and 1,000,000 shares authorized, no shares outstanding at December 31, 2020)	—	—
Additional paid in capital	67,972	33,620
Treasury stock, 102,816 shares at December 31, 2020, at cost (1)	—	(1,268)
Unearned ESOP shares	(5,310)	(2,453)
Retained earnings	55,100	50,650
Accumulated other comprehensive (loss) income	(196)	159
Total stockholders' equity	117,635	80,785
Total liabilities and stockholders' equity	$786,807	$850,628

(1) Amounts related to periods prior to the date of Conversion (January 20, 2021) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (0.90686) (see Note 1).

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
		(In thousands)
Interest income:
Loans, including fees	$7,997	$7,124	$17,091	$13,520
Investment securities, including dividends	181	117	292	282
Interest-earning deposits	39	14	82	150
Total interest income	8,217	7,255	17,465	13,952
Interest expense:
Deposits	684	1,363	1,481	2,625
Borrowings	123	185	233	393
Total interest expense	807	1,548	1,714	3,018
Net interest income before provision for loan losses	7,410	5,707	15,751	10,934
Provision for loan losses	300	300	750	800
Net interest income after provision for loan losses	7,110	5,407	15,001	10,134
Noninterest income:
Service charges on deposit accounts	376	304	709	658
Gain on sales of investment securities available-for-sale	—	20	—	20
Other	230	214	625	374
Total noninterest income	606	538	1,334	1,052
Noninterest expenses:
Salaries and employee benefits	2,511	2,180	4,894	6,353
Deferred compensation	62	79	126	142
Occupancy	644	690	1,696	1,337
Advertising	100	71	180	133
Data processing	517	606	999	1,250
Other real estate owned	7	2	19	2
Net (gain) loss on sale of other real estate owned	(126)	—	(127)	29
Legal and accounting	226	282	402	965
Organizational dues and subscriptions	91	80	161	168
Director compensation	50	53	100	101
Federal deposit insurance premiums	67	140	140	253
Writedown of premises and equipment	—	—	873	—
Other	524	392	1,101	924
Total noninterest expenses	4,673	4,575	10,564	11,657
Income (loss) before income taxes	3,043	1,370	5,771	(471)
Income tax expense (benefit)	725	291	1,321	(252)
Net income (loss)	$2,318	$1,079	$4,450	$(219)
Basic earnings (loss) per share (1)	$0.34	$0.16	$0.65	$(0.03)
Diluted earnings (loss) per share (1)	$0.34	$0.16	$0.64	$(0.03)

(1) Amounts related to periods prior to the date of the Conversion (January 20, 2021) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (0.90686-to-one) (see Note 1).

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
		(In thousands)
Net income (loss)	$2,318	$1,079	$4,450	$(219)

Other comprehensive (loss) income:

Net unrealized (loss) gain on available-for-sale securities, net of taxes of $67, $(20), $121 and $(63)	(196)	61	(355)	182

Reclassification adjustment for gain included in net income, net of taxes of ($5)	—	(15)	—	(15)

Total other comprehensive (loss) income	(196)	46	(355)	167

Total comprehensive income (loss)	$2,122	$1,125	$4,095	$(52)

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three and Six Months Ended June 30, 2020 and 2021
						Accumulated
		Additional				Other
	Common	Paid In	Treasury	Unearned	Retained	Comprehensive
	Stock (1)	Capital	Stock	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)
Beginning balance December 31, 2019	$69	$33,366	$(1,268)	$(2,571)	$47,562	$9	$77,167
ESOP loan payment and release of ESOP shares	—	—	—	30	—	—	30
Stock based compensation expense	—	(80)	—	—	—	—	(80)
Change in unrealized gain on investment securities available-for- sale, net of tax	—	—	—	—	—	121	121
Net loss	—	—	—	—	(1,298)	—	(1,298)
Ending balance March 31, 2020	$69	$33,286	$(1,268)	$(2,541)	$46,264	$130	$75,940
ESOP loan payment and release of ESOP shares	$—	$(8)	$—	$29	$—	$—	$21
Issuance of restricted stock awards	—	17	—	—	—	—	17
Stock-based compensation expense	—	141	—	—	—	—	141
Change in unrealized gain on investment securities available-for-sale	—	—	—	—	—	46	46
Net income	—	—	—	—	1,079	—	1,079
Ending balance June 30, 2020	$69	$33,436	$(1,268)	$(2,512)	$47,343	$176	$77,244

Ending balance December 31, 2020	$69	$33,628	$(1,268)	$(2,453)	$50,650	$159	$80,785
ESOP loan payment and release of ESOP shares	—	5	—	52	—	—	57
Stock-based compensation expense	—	110	—	—	—	—	110
Change in unrealized gain on investment securities available-for- sale, net of tax	—	—	—	—	—	(278)	(278)
Corporate reorganization
Issuance of common stock (less stock offering expenses of $1,699)	—	32,448	—	—	—	—	32,448
Issuance of shares and loan to ESOP	—	2,961	—	(2,961)	—	—	—
Treasury stock retired	—	(1,268)	1,268	—	—	—	—
Net income	—	—	—	—	2,132	—	2,132
Ending balance March 31, 2021	$69	$67,884	$—	$(5,362)	$52,782	$(119)	$115,254
ESOP loan payment and release of ESOP shares	$—	$13	$—	$52	$—	$—	$65
Stock-based compensation expense	—	75	—	—	—	—	75
Change in unrealized gain on investment securities available-for- sale, net of tax	—	—	—	—	—	(77)	(77)
Net income	—	—	—	—	2,318	—	2,318
Ending balance June 30, 2021	$69	$67,972	$—	$(5,310)	$55,100	$(196)	$117,635

(1)

Amounts concerning shares related to periods prior to the date of the Conversion (January 20, 2021) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (0.90686-to-one).

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$4,450	$(219)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities, net of effects of acquisition:
Depreciation and (accretion) amortization	354	(98)
Stock-based compensation expense	185	78
Provision for loan losses	750	800
ESOP expense	122	51
Net gain on sale of investment securities available-for-sale	—	(20)
Net (gain) loss on sale of other real estate owned	(127)	29
Increase in cash surrender value of bank owned life insurance	(181)	(198)
Loss on writedown of premises and equipment	873	—
Change in:
Accrued interest receivable and other assets	2,568	(3,793)
Accrued interest payable and other liabilities	3,488	536
Net cash provided by (used in) operating activities	12,482	(2,834)
Cash flows from investing activities, net of effects of acquisition:
Purchases of investment securities available-for-sale	(15,365)	(4,025)
Purchases of premises and equipment	(232)	(137)
Proceeds from disposal of premises and equipment	—	21
Proceeds from sale of investment securities available-for-sale	—	1,677
Proceeds from paydowns of investment securities available-for-sale	2,198	3,316
Purchases of other investments	(1,412)	(1,108)
Proceeds from sales of other investments	533	213
Proceeds from bank owned life insurance death claim	300	—
Net change in loans	9,155	(126,246)
Proceeds from sales of other real estate owned	1,420	128
Net cash paid in business combination	—	(22,749)
Net cash used in investing activities	(3,403)	(148,910)
Cash flows from financing activities, net of effects of acquisition:
Net change in demand and savings deposits	(28,251)	138,438
Proceeds from FHLB advances	35,000	40,000
Repayment of FHLB advances	(5,000)	(20,000)
Proceeds from PPPLF borrowings	—	129,230
Repayment of PPPLF borrowings	(100,813)	—
Proceeds from holding company loan	—	5,000
Repayment of holding company loan	(5,000)	—
Net change in repurchase agreements and other borrowings	—	5,383
Proceeds from stock offering	37,108	—
Stock offering expenses	(1,699)	—
Funding of ESOP	(2,961)	—
Net cash (used in) provided by financing activities	(71,616)	298,051
Net change in cash and cash equivalents	(62,537)	146,307
Cash and cash equivalents at beginning of period	178,253	48,117
Cash and cash equivalents at end of period	$115,716	$194,424
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,510	$1,478
Cash paid for interest	$1,804	$2,761
Vacant land transferred to other real estate owned	—	460

Fair value of assets acquired	$—	317,742
Fair value of liabilities assumed	—	288,732
Net assets acquired	—	29,010

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Nature of Operations

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

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of June 30, 2021 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for a full year or for any other period.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of acquired loans, the valuation of other real estate acquired in connection with foreclosure or in satisfaction of loans and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands except per share data)

Net income (loss)	$2,318	$1,079	$4,450	$(219)
Weighted average common shares outstanding	6,873,358	6,834,148	6,874,306	6,830,625
Effect of dilutive common stock awards	33,157	—	33,157	—
Diluted weighted average common shares outstanding	6,906,515	6,834,148	6,907,463	6,830,625
Basic earnings (loss) per common share*	$0.34	$0.16	$0.65	$(0.03)
Diluted earnings (loss) per common share*	$0.34	$0.16	$0.64	$(0.03)

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

For the three months and six months ended June 30, 2020, options to purchase 90,441 shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.  There were no anti-dilutive options for the three and six months ended June 30, 2021.

Recent Accounting Pronouncements

There have been no pronouncements issued during the quarter that would have a material impact on the Company's financial statements.

(2)	Acquisition

On January 10, 2020, the Company consummated its merger with ABB Financial Group, Inc. (“ABB”) pursuant to the Agreement and Plan of Merger by and between the Company and ABB dated August 19, 2019, (the “Merger Agreement”), whereby ABB was merged with and into the Company, and Affinity Bank, ABB’s wholly owned commercial bank subsidiary serving Cobb County, Georgia and Fulton County, Georgia and surrounding counties, was merged with and into Newton Federal Bank. The system integration was completed in September 2020.  Affinity Bank operated one branch office in Cobb County, Georgia and one loan production office in Fulton County, Georgia.

The purpose of the merger was for strategic reasons beneficial to the Company. The acquisition is consistent with its plan to drive growth and efficiency through increased scale, leverage the strengths of each bank across the combined customer base, enhance profitability, and add shareholder value.

Under the terms of the Merger Agreement, each outstanding share of ABB common stock was converted into the right to receive $7.50 in cash, for a total paid of $40.3 million in cash with no stock issued.  Pre-existing ABB equity awards (restricted stock units and stock options) immediately vested upon consummation of the merger. The Company paid $2.7 million reflecting the net value for the vested ABB restricted stock outstanding at the consummation of the merger.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

The following unaudited pro forma information presents the results of operations for six months ended June 30, 2020, as if the acquisition had occurred January 1 of the period. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

Six Months Ended June 30,
2020
(In thousands except per share data)

Total revenues, net of interest expense	$12,286
Net loss	(1,279)
Diluted loss per share	(0.17)

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(3)	Investment Securities

Investment securities available-for-sale at June 30, 2021 and December 31, 2020 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
June 30, 2021	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$3,072	1	(4)	3,069
Municipal securities - tax exempt	543	—	(6)	537
U. S. Government sponsored enterprises	11,837	—	(348)	11,489
Government agency mortgage-backed securities	15,178	256	(73)	15,361
Corporate securities	6,223	14	(102)	6,135
Total	$36,853	$271	$(533)	$36,591
December 31, 2020
U. S. Government sponsored enterprises	$11,870	$1	$(12)	$11,859
Government agency mortgage-backed securities	9,206	326	—	9,532
Corporate securities	2,715	—	(101)	2,614
Total	$23,791	$327	$(113)	$24,005

There were 14 securities in an unrealized loss position as of June 30, 2021 for less than 12 months.  There were six securities in an unrealized loss position for 12 months or greater as of June 30, 2021.  The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly.  Four of the securities are agency bonds and two are U.S. Treasury Strip bonds, so all of these are direct obligations of the U.S. Government.  Five of the securities are mortgage backed bonds that have the implied backing of the U.S. Government.  One of the bonds is a municipal security and the remaining eight securities are corporate securities that are either trust preferred securities or subordinated debentures where the Bank performs a credit review regularly and such review has raised no concerns.  The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis which may be at maturity.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The amortized cost and estimated fair value of investment securities available-for-sale at June 30, 2021, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories.  (in thousands)

	Amortized	Estimated
	Cost	Fair Value
U.S. Treasury securities
Within 1 year	$—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	3,072	3,069
Greater than 10 years	—	—
Municipal securities - tax exempt
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	—	—
Greater than 10 years	543	537
Government agency securities
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	—	—
Greater than 10 years	11,837	11,489
Trust preferred securities
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	5,723	5,710
Greater than 10 years	500	425
	21,675	21,230
Government agency mortgage-backed securities	15,178	15,361
Total	$36,853	$36,591

During the three and six months ended June 30, 2020, the Company sold available-for-sale securities with a book value of $1.7 million at a gain of $20,000.  There were no sales of securities available-for-sale during the three and six months ended June 30, 2020.

Securities with a carrying value of approximately $1.7 million and $3.8 million were pledged to secure public deposits and repurchase agreements at June 30, 2021 and December 31, 2020, respectively.

(4)Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at June 30, 2021 and December 31, 2020 are summarized as follows: (in thousands)

	June 30, 2021	December 31, 2020
Commercial (secured by real estate)	$193,965	$178,571
Commercial and industrial	157,633	155,554
Paycheck Protection Program loans	73,020	101,749
Construction, land and acquisition & development	26,954	23,571
Residential mortgage 1-4 family	79,495	91,777
Consumer installment	58,944	47,393
Total	590,011	598,615
Less allowance for loan losses	(7,387)	(6,361)
Total loans, net	$582,624	$592,254

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in the Atlanta, Georgia MSA.  A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.  With the acquisition of Affinity Bank, the Bank is a premier lender within professional markets, with a primary focus on the dental industry in Georgia and adjoining states.  The majority of these loans are commercial and industrial credits for practice acquisitions and equipment financing with the remainder being owner-occupied real estate.

The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, is an economic stimulus bill signed into law on March 27, 2020, in response to the economic fallout of the COVID-19 pandemic in the United States. The creation of the Paycheck Protection Program (PPP) enacted under the CARES Act provides forgivable loans to small businesses for payroll obligations, emergency grants to cover immediate operating costs, and a mechanism for loan forgiveness by the Small Business Administration should all criteria be met. The Bank received SBA authorization for 730 and 1,171 PPP loans totaling $66.1 million and $130.3 million for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. These loans are fully guaranteed by the Small Business Administration.

Qualifying loans in the amount of $249.5 million and $309.9 million were pledged to secure the line of credit from the Federal Home Loan Bank of Atlanta (“FHLB”) at June 30, 2021 and December 31, 2020, respectively.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the six months ended June 30, 2021 and 2020: (in thousands)

June 30, 2021	Commercial (Secured by Real Estate)	Commercial and Industrial	Paycheck Protection Program (1)		Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,084	$1,320		$—	$224	$970	$719	$44	$6,361
Provision	293	722		—	54	(361)	66	(24)	750
Charge-offs	—	(55)		—	—	—	(26)	—	(81)
Recoveries	250	35		—	—	69	3	—	357
Ending balance	$3,627	$2,022		$—	$278	$678	$762	$20	$7,387
Ending allowance attributable to loans:	.
Individually evaluated for impairment	$7	$45		$—	$—	$6	$—	$—	$58
Collectively evaluated for impairment	3,620	1,977		—	278	672	762	20	7,329
Total ending allowance	$3,627	2,022		$—	278	678	762	20	7,387
Loans:
Individually evaluated for impairment	$1,895	$933		$—	$—	$3,209	$3	$—	$6,040
Collectively evaluated for impairment	192,070	156,700		73,020	26,954	76,286	58,941	—	583,971
Total loans	$193,965	$157,633		$73,020	$26,954	$79,495	$58,944	$—	$590,011

December 31, 2020
Allowance for loan losses:
Beginning balance	$1,661	$1,478		$—	$153	$369	$466	$7	$4,134
Provision	1,207	(194)		—	71	627	252	37	2,000
Charge-offs	(30)	—		—	—	(126)	(29)	—	(185)
Recoveries	246	36		—	—	100	30	—	412
Ending balance	$3,084	$1,320	$		$224	$970	$719	$44	$6,361
Ending allowance attributable to loans:
Individually evaluated for impairment	$2	$35		$—	$—	$14	$—	$—	$51
Collectively evaluated for impairment	3,082	1,285		—	224	956	719	44	6,310
Total ending allowance	$3,084	$1,320		$—	$224	$970	$719	$44	$6,361
Loans:
Individually evaluated for impairment	$2,584	$1,085		$—	$—	$3,597	$8	$—	$7,274
Collectively evaluated for impairment	175,987	154,469		101,749	23,571	88,180	47,385	—	591,341
Total loans	$178,571	$155,554		$101,749	$23,571	$91,777	$47,393	$—	$598,615
(1)	Includes PPP loans that are fully guaranteed by the SBA; thus no allowance for loan losses has been allocated to these loans.

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

Impaired loans at June 30, 2021 and December 31, 2020 were as follows: (in thousands)

June 30, 2021	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate)	$577	$1,623	$—	$1,232	$7
Commercial and industrial	315	315	—	355	—
Paycheck Protection Program	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	2,057	2,057	—	1,793	20
Consumer installment	3	3	—	8	—
	2,952	3,998	—	3,388	27
With an allowance recorded:
Commercial (secured by real estate)	1,318	1,096	7	1,356	40
Commercial and industrial	618	618	45	692	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	1,152	1,154	6	1,816	36
Consumer installment	—	—	—	—	—
	3,088	2,868	58	3,864	76
Total impaired loans	$6,040	$6,866	$58	$7,252	$103

December 31, 2020
With no related allowance recorded:
Commercial (secured by real estate)	$1,136	$2,232	$—	$1,138	$42
Commercial and industrial	395	395	—	395	—
Paycheck Protection Program	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	1,986	1,987	—	2,041	9
Consumer installment	8	8	—	9	1
	3,525	4,622	—	3,583	52
With an allowance recorded:
Commercial (secured by real estate)	1,448	1,449	2	—	91
Commercial and industrial	690	690	35	1,481	6
Construction, land and acquisition & development	—	—	—	727	—
Residential mortgage	1,611	1,613	14	—	73
Consumer installment	—	—	—	1,634	—
	3,749	3,752	51	3,842	170
Total impaired loans	$7,274	$8,374	$51	$7,425	$222

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of June 30, 2021 and December 31, 2020 by class of loans: (in thousands)

June 30, 2021	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate)	$—	$—	$—	$—	$193,965	$193,965	$496
Commercial and industrial	47	484	—	531	157,102	157,633	1,001
Paycheck Protection Program	—	—	—	—	73,020	73,020	—
Construction, land and acquisition & development	—	—	—	—	26,954	26,954	—
Residential mortgage	383	1,166	171	1,720	77,775	79,495	3,062
Consumer installment	6	10	—	16	58,928	58,944	46
Total	$436	$1,660	$171	$2,267	$587,744	$590,011	$4,606

December 31, 2020
Commercial (secured by real estate)	$3,386	$—	$1,136	$4,522	$174,049	$178,571	$1,157
Commercial and industrial	29	—	1,085	1,114	154,440	155,554	1,085
Paycheck Protection Program	—	—	—	—	101,749	101,749	—
Construction, land and acquisition & development	1,392	—	—	1,392	22,179	23,571	—
Residential mortgage	4,308	1,094	1,444	6,846	84,931	91,777	2,587
Consumer installment	78	—	73	151	47,242	47,393	73
Total	$9,193	$1,094	$3,738	$14,025	$584,590	$598,615	$4,902

There were no loans past due 90 days or greater and still accruing interest as of June 30, 2021 and December 31, 2020.

There was one new troubled debt restructuring during the six months ended June 30, 2021 and no new troubled debt restructurings during the six months ended June 30, 2020. No troubled debt restructurings subsequently defaulted during the six months ended June 30, 2021 or 2020.

The Bank has allocated an allowance for loan losses of approximately $13,000 and $17,000 to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2021 and December 31, 2020, respectively.

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

Doubtful.  Loans have the same weaknesses as those classified Substandard, with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable.  The likelihood of a loss on an asset or portion of an asset classified Doubtful is high.

Loss.  Loans considered uncollectible and of such little value that the continuance as a Bank asset is not warranted.  This does not mean that the loan has no recovery or salvage value, but rather the asset should be charged off even though partial recovery may be possible in the future.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  As of June 30, 2021 and December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

June 30, 2021	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$192,292	$1,177	$496	$—	$193,965
Commercial and industrial	156,632	—	1,001	—	157,633
Paycheck Protection Program	73,020	—	—	—	73,020
Construction, land and acquisition & development	26,954	—	—	—	26,954
Residential mortgage	75,054	—	4,441	—	79,495
Consumer installment	58,898	—	46	—	58,944
Total	$582,850	$1,177	$5,984	$—	$590,011

December 31, 2020	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$176,629	$785	$1,157	$—	$178,571
Commercial and industrial	154,469	—	1,085	—	155,554
Paycheck Protection Program	101,749	—	—	—	101,749
Construction, land and acquisition & development	23,571	—	—	—	23,571
Residential mortgage	87,738	62	3,977	—	91,777
Consumer installment	47,332	—	61	—	47,393
Total	$591,488	$847	$6,280	$—	$598,615

(5)	Deposits

The aggregate amounts of certificates of deposit greater than $250,000, the standard FDIC deposit insurance coverage limit per depositor, were approximately $25.3 million at June 30, 2021 and $32.9 million at December 31, 2020.

(6)	Borrowings

The following FHLB advances, which required monthly or quarterly interest payments, were outstanding at June 30, 2021:

Advance Date	Advance	Fair Value Adjustment	Interest Rate	Maturity	Rate	Call Feature
5/23/2019	8,000,000	422,265	2.40%	5/23/2029	Convertible	5/23/2022
12/16/2019	5,000,000	289,006	2.37%	12/17/2029	Convertible	12/17/2021
11/29/2019	5,000,000	340,968	2.66%	11/29/2029	Convertible	11/29/2022
1/21/2021	10,000,000	—	0.68%	1/21/2026	Fixed	None
3/8/2021	10,000,000	—	0.54%	3/8/2024	Fixed	None
5/3/2021	10,000,000	—	0.76%	5/2/2025	Fixed	None
	$48,000,000	$1,052,239

There were FHLB advances totaling $19.1 million consisting of advances with a book value of $1.8 million and a fair value adjustment of $1.1 million as of December 31, 2020. At June 30, 2021 and December 31, 2020, the FHLB advances were collateralized by certain loans which totaled approximately $249.5 million and $309.9 million, and by the Company’s investment in FHLB stock which totaled approximately $2.2 million and $1.3 million at June 30, 2021 and December 31, 2020.

The Company had one FHLB letter of credit of $8.0 million and $16.0 million, used to collateralize public deposits, outstanding at June 30, 2021 and December 31, 2020, respectively.

The Company borrowed $5.0 million from First National Bankers Bank during the year ended December 31, 2020.  The loan had a ten-year term with a floating interest rate equal to the Wall Street Journal Prime Rate.  Interest payment were due quarterly  and the initial principal payment was due June 29, 2021.  There was no prepayment penalty.  The loan was secured by Bank stock. In January 2021, the loan was repaid and none was outstanding at June 30, 2021.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The Company borrowed $100.8 million under the Federal Reserve Bank of Atlanta to fund PPP loans under the U.S. CARES Act (the Paycheck Protection Program Liquidity Facility). This was secured by PPP loans totaling $101.7 million made during the year ended December 31, 2020.  These borrowings had a fixed interest rate of 0.35% and a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loan. In January 2021, the borrowing was repaid and none was outstanding at June 30, 2021.

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

In April 2017, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. In January 2021, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing additional shares of the Company’s common stock. A total of 225,721 shares were purchased with the loan proceeds as part of the Company’s stock offering.  Total ESOP expense for the three months and six months ended June 30, 2021 and 2020 was approximately $65,000 and $21,000 and $122,000 and $51,000, respectively.  The balance of the note payable of the ESOP was approximately $5.6 million and $2.6 million at June 30, 2021 and December 31, 2020. Because the source of the loan payments is contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders’ equity. As of June 30, 2021 and December 31, 2020, 47,200 shares had been released.
(8)	Stock-Based Compensation

In August 2018, shareholders approved the Company’s 2018 Equity Incentive Plan, which authorizes the issuance of up to 133,987 shares of common stock pursuant to restricted stock grants and up to 334,970 shares of common stock pursuant to the exercise of options.

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards.  There were no stock option grants or restricted stock grants during the six months ended June 30, 2021.

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2020	321,516	$9.77
Granted	—	—
Exercise of stock options*	—	—
Forfeited	—	—
Outstanding - March 31, 2021	321,516	$9.77	8.20	$464
Exercisable - March 31, 2021	38,186	$11.14	8.00	$—
Granted	—	—
Exercise of stock options*	—	—
Forfeited	—	—
Outstanding - June 30, 2021	321,516	$9.77	7.95	$521
Exercisable - June 30, 2021	102,489	$10.28	8.08	$104

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

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding

Outstanding - December 31, 2020	$8.63	120,123
Granted	—	—
Vested*	—	—
Forfeited	—	—
Outstanding - March 31, 2021	$8.63	120,123
Granted	—	—
Vested*	8.63	26,787
Forfeited	—	—
Outstanding - June 30, 2021	$8.63	93,336

* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 2,641 shares were surrendered during the three months ended June 30, 2021.

The Company recognized approximately $75,000,$158,000, $185,000  and $78,000 (after taking into account the reversals of previously recognized expense related to forfeitures of stock options and restricted stock of approximately $152,000 during the six months ended June 30, 2020) of stock-based compensation expense during the three months and six months ended June 30, 2021 and 2020, respectively, associated with its common stock awards granted to directors and officers.

As of June 30, 2021, there was approximately $1.4 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately 3.5 years.

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and a specific reserve may be required to be established within the allowance for loan losses.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP.  The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is used or an appraisal is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. For disclosure purposes, the fair value of fixed rate loans which are not considered impaired is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For unimpaired variable rate loans, the carrying amount is a reasonable estimate of fair value for disclosure purposes.

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

FHLB Advances

The fair value of FHLB fixed-rate borrowings is estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.

PPPLF and Other Borrowings

The carrying value of other borrowings reasonably approximates fair value.  The Paycheck Protection Program Liquidity Facility funding has a fixed rate of 0.35% for all participants; thus, the carrying value approximates the estimated fair value.

Commitments to Extend Credit

Commitments to extend credit are short-term and, therefore, the carrying value and the fair value are considered immaterial for disclosure.

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $36.6 million and $24.0 million at June 30, 2021 and December 31, 2020.  They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2021 and December 31, 2020 (in thousands).

June 30, 2021	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$—	$—
Impaired loans	—	—	5,982	5,982
Total assets at fair value	$—	$—	$5,982	$5,982

December 31, 2020	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$1,292	$1,292
Impaired loans	—	—	7,223	7,223
Total assets at fair value	$—	$—	$8,515	$8,515

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$115,716	$115,716	$178,253	$178,253
Investment securities
available-for-sale	36,591	36,591	24,005	24,005
FHLB stock	2,476	2,476	1,596	1,596
Loans, net	582,624	593,677	592,254	611,625
Cash surrender value of life insurance	15,192	15,192	15,311	15,311
Financial liabilities:
Deposits	611,897	603,079	640,165	639,269
FHLB advances	49,052	47,520	19,117	16,769
PPPLF borrowings	—	—	100,813	100,813
Other borrowings	—	—	5,000	5,000

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

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2021 and December 31, 2020 and for the three months and six months ended June 30, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this report on Form 10-Q.

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

•	adverse changes in the securities or secondary mortgage markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	changes in tax laws;
•	the effects of any Federal government shutdown;
•	changes in the quality or composition of our loan or investment portfolios;
•	technological changes that may be more difficult or expensive than expected;
•	failure or breaches of our IT security systems;
•	the inability of third-party providers to perform as expected;
•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	our ability to introduce new products and services, enter new markets successfully and capitalize on growth opportunities;
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

The allocation methodology applied by the Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was appropriate at June 30, 2021. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of the Bank and any increase or decrease in the allowance is the responsibility of management.

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

The Company and the Bank file consolidated federal and state income tax returns.  Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense.

Impact of COVID-19 Outbreak

During the first quarter of 2020, global financial markets experienced significant volatility resulting from the spread of a novel coronavirus known as COVID-19.  In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency.  The COVID-19 pandemic has restricted the level of economic activity in our markets.  In response to the pandemic, the governments of the state of Georgia and of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These measures have dramatically increased unemployment in the United States and have negatively impacted many businesses, and thereby threatened the repayment ability of some of our borrowers.

To address the economic impact in the United States, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act included a number of provisions that affected us, including accounting relief for troubled debt restructurings (“TDRs”).  The CARES Act also established the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”), which allowed us to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA.  Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meet certain other requirements.  In addition, the Federal Reserve took steps to bolster the economy by, among other things, reducing the federal funds rate and the discount-window borrowing rate to near zero

In response to the pandemic, we have implemented protocols and processes to help protect our employees, customers and communities. These measures include:

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

We have implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under accounting principles generally accepted in the United States of America (GAAP). In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) granted for loans that were current as of the loan modification program implementation date are not TDRs. During the year ended December 31, 2020, we granted short-term deferrals on 737 loans totaling $186.9 million that were otherwise performing, including $115.0 million of dental practice loans. As of December 31, 2020, all of these loans had returned to normal payment status. During the six months ended June 30, 2021, we granted short-term deferrals on seven loans totaling $2.7 million that were otherwise performing.  As of June 30, 2021 all but one of these has returned to normal payment status.  That one loan is currently in nonaccrual status.

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

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total assets decreased $63.7 million, or 7.5%, to $786.9 million at June 30, 2021 from $850.6 million at December 31, 2020.  The decrease was due primarily to a decrease in cash and cash equivalents of $62.6 million due to our no longer using the Paycheck Protection Program Liquidity Facility (PPPLF) for funding, as well as a decrease of net loans of $9.6 million.

Cash and cash equivalents decreased $62.6 million, or 35.1%, to $115.7 million at June 30, 2021 from $178.3 million at December 31, 2020 as the PPPLF was not used for funding at quarter-end and excess cash from the stock offering was returned.

Net loans decreased $9.6 million, or 1.6%, to $582.6 million at June 30, 2021 from $592.3 million at December 31, 2020.  Commercial real estate loans increased $15.4 million, or 8.6%, to $194.0 million at June 30, 2021 from $178.6 million at December 31, 2020 and commercial and industrial loans, excluding PPP loans, increased $2.0 million, or 1.3%, to $157.6 million at June 30, 2021 from $155.6 million at December 31, 2020.  PPP loans decreased $28.7 million or 28.2%, to $73.0 at June 30, 2021 from $101.7 million at December 31, 2020, as a result of forgiveness of loans by SBA.  Construction loans increased $3.4 million, or 14.4%, to $27.0 million at June 30, 2021 from $23.6 million at December 31, 2020.  Consumer loans increased $11.6 million, or 24.4%, to $58.9 million at June 30, 2021 from $47.4 million at December 31, 2020.  These increases were partially offset by a decrease in one-to-four family residential real estate loans of $12.3 million, or 13.4%, to $79.5 million at June 30, 2021 from $91.8 million at December 31, 2020, as mortgage loans continue to be refinanced at lower rates than we offer.

Securities available-for-sale increased $12.6 million, or 52.4%, to $36.6 million at June 30, 2021 from $24.0 million at December 31, 2020, due to our using excess cash from loan repayments and prepayments to invest in securities.

Net deferred tax asset (included within the accrued interest receivable and other assets line item on the balance sheet) decreased $620,000, or 14.3% to $3.6 million at June 30, 2021 from $4.2 million at December 31, 2020 due to increased earnings allowing recognition of prior year tax credits.

Total deposits decreased $28.3 million, or 4.4%, to $611.9 million at June 30, 2021 from $640.2 million at December 31, 2020.  Interest-bearing checking accounts decreased $48.4 million, or 37.3%, as a result of the completion of the second step conversion.  Certificates of deposit also decreased $25.5 million, or 19.3%, and savings accounts decreased $1.5 million, or 1.6%.  These decreases were partially offset by an increase of $34.3 million, or 21.3%, in noninterest-bearing checking accounts, as customers received funds from the new round of PPP loans, and an increase of $12.8 million, or 10.6%, in market rate checking accounts.

We had $49.1 million of FHLB advances and no other borrowings at June 30, 2021, compared to $19.1 million of Federal Home Loan Bank advances, $100.8 million in Federal Reserve Bank PPP Liquidity Facility funds, and $5.0 million of other borrowings at December 31, 2020.  Borrowings were decreased during the six months ended June 30, 2021 as we repaid PPPLF and Company borrowings. We increased FHLB borrowings to benefit from low interest rates and address the uncertainty of current liquidity levels as a result of the new round of PPP loans.

Stockholders’ equity increased by $36.9 million, or 45.6% to $117.6 million at June 30, 2021 compared to $80.8 million at December 31, 2020, primarily due to the completion of our mutual-to-stock conversion and related stock offering on January 20, 2021. We sold 3,701,509 shares of common stock at $10.00 per share and raised gross proceeds of $37.1 million in the offering.

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

	For the Three Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans excluding PPP loans	$498,862	$6,310	5.06%	$494,745	$6,683	5.40%
PPP loans	107,154	1,687	6.30%	91,693	441	1.92%
Securities	29,619	163	2.20%	18,228	93	2.06%
Interest-earning deposits	84,950	39	0.18%	58,276	14	0.10%
Other investments	2,346	18	3.06%	2,837	24	3.32%
Total interest-earning assets	722,931	8,217	4.55%	665,779	7,255	4.36%
Non-interest-earning assets	64,270			61,581
Total assets	$787,201			$727,360

Interest-bearing liabilities:
Savings accounts	$93,598	103	0.44%	$87,552	280	1.28%
Interest-bearing checking accounts	84,571	44	0.21%	63,779	69	0.43%
Market rate checking accounts	131,466	128	0.39%	108,322	276	1.02%
Certificates of deposit	108,936	409	1.50%	169,794	738	1.74%
Total interest-bearing deposits	418,571	684	0.65%	429,447	1,363	1.27%
FHLB advances	45,610	123	1.08%	54,419	168	1.23%
PPPLF borrowings	—	—	—	10,392	11	0.42%
Other borrowings	—	—	—	10,300	6	0.23%
Total interest-bearing liabilities	464,181	807	0.70%	504,558	1,548	1.23%
Non-interest-bearing liabilities	206,119			146,365
Total liabilities	670,300			650,923
Total stockholders' equity	116,901			76,437
Total liabilities and stockholders' equity	$787,201			$727,360
Net interest income		$7,410			$5,707
Net interest rate spread (1)			3.85%			3.13%
Net interest-earning assets (2)	$258,750			$161,221
Net interest margin (3)			4.10%			3.43%
Average interest-earning assets to interest- bearing liabilities	155.74%			131.95%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans excluding PPP loans	$494,784	$12,514	5.06%	$486,021	$13,079	5.38%
PPP loans	115,260	4,577	7.94%	45,847	441	1.92%
Securities	26,701	256	1.92%	17,987	224	2.49%
Interest-earning deposits	81,469	82	0.20%	50,705	150	0.59%
Federal Home Loan Bank of Atlanta stock	2,169	36	3.29%	2,677	58	4.33%
Total interest-earning assets	720,383	17,465	4.85%	603,237	13,952	4.63%
Non-interest-earning assets	62,326			57,318
Total assets	$782,709			$660,555

Interest-bearing liabilities:
Savings accounts	$93,881	210	0.45%	$77,641	519	1.34%
Interest-bearing checking accounts	90,509	95	0.21%	62,207	145	0.47%
Market rate checking accounts	127,858	261	0.41%	101,946	567	1.11%
Certificates of deposit	119,366	915	1.53%	159,911	1,394	1.74%
Total interest-bearing deposits	431,614	1,481	0.69%	401,705	2,625	1.31%
FHLB advances	37,624	219	1.16%	51,493	372	1.44%
PPPLF borrowings	—	4	0.00%	5,196	11	0.42%
Other borrowings	69	11	31.32%	7,560	10	0.26%
Total interest-bearing liabilities	469,307	1,714	0.72%	465,954	3,018	1.30%
Non-interest-bearing liabilities	201,098			118,302
Total liabilities	670,405			584,256
Total stockholders' equity	112,304			76,299
Total liabilities and stockholders' equity	$782,709			$660,555
Net interest income		$15,751			$10,934
Net interest rate spread (1)			4.13%			3.33%
Net interest-earning assets (2)	$251,076			$137,283
Net interest margin (3)			4.37%			3.63%
Average interest-earning assets to interest- bearing liabilities	153.50%			129.46%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30, 2021 vs. 2020			Six Months Ended June 30, 2021 vs. 2020
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans excluding PPP loans	$350	$(723)	$(373)	$595	$(1,161)	$(566)
PPP loans	86	1,160	1,246	595	1,656	2,251
Securities	62	7	69	162	(129)	33
Interest-earning deposits	8	17	25	157	(225)	(68)
Other investments	(4)	(2)	(6)	(10)	(12)	(22)
Total interest-earning assets	502	459	961	1,499	129	1,628

Interest-bearing liabilities:
Savings accounts	123	(300)	(177)	256	(565)	(309)
Interest-bearing checking accounts	100	(125)	(25)	122	(172)	(50)
Market rate checking accounts	313	(461)	(148)	324	(630)	(306)
Certificates of deposit	(238)	(91)	(329)	(324)	(155)	(479)
Total interest-bearing deposits	298	(977)	(679)	378	(1,522)	(1,144)
FHLB advances	(23)	(22)	(45)	(83)	(70)	(153)
PPPLF borrowings	(2)	(9)	(11)	(50)	43	(7)
Other borrowings	-	(6)	(6)	(47)	48	1
Total interest-bearing liabilities	275	(1,005)	(730)	248	(1,592)	(1,297)

Change in net interest income	$227	$1,464	$1,691	$1,251	$1,721	$2,925

Comparison of Operating Results for the Three Months Ended June 30, 2021 and 2020

General. Net income increased $1.2 million to $2.3 million for the three months ended June 30, 2021 compared to $1.1 million for the three months ended June 30, 2020.  The increase was due primarily to an increase in interest income on loans and a decrease in interest expense.

Interest Income. Interest income increased $962,000, or 13.3%, to $8.2 million for the three months ended June 30, 2021 from $7.3 million for the three months ended June 30, 2020, due to an increase in interest income and acceleration of recognized fees due to forgiveness on PPP loans.

Interest income on loans (excluding PPP loans) decreased $373,000, or 5.6%, to $6.3 million for the three months ended June 30, 2021 from $6.7 million for the three months ended June 30, 2020. Our average balance of loans increased $4.1 million, or 0.8%, to $498.9 million for the three months ended June 30, 2021 from $494.7 million for the three months ended June 30, 2020.  Our average yield on loans, not including PPP loans, decreased 34 basis points to 5.06% for the three months ended June 30, 2021 from 5.40% for the three months ended June 30, 2021, due to the interest rate environment.

Interest income on PPP loans increased $1.3 million to $1.7 million for the three months ended June 30, 2021 from $441,000 for the three months ended June 30, 2020. Our average yield on PPP loans increased 438 basis points to 6.30% for the three months ended June 30, 2021 from 1.92% for the three months ended June 30, 2021, as a result of the acceleration of recognized fees due to forgiveness of loans by SBA.

Interest income on securities (excluding FHLB stock) increased $70,000, or 75.3%, to $163,000 for the three months ended June 30, 2021 from $93,000 for the three months ended June 30, 2020.  The average balance of securities increased $11.4 million, or 62.6%, to $29.6 million for the three months ended June 30, 2021 from $18.2 million for the three months ended June 30, 2020, due to our using excess cash from loan repayments and prepayments to invest in securities.

Interest Expense. Interest expense decreased $741,000, or 47.9%, to $807,000 for the three months ended June 30, 2021, compared to $1.5 million for the three months ended June 30, 2020, due to decreases in interest expense on deposits and borrowings due to the continued low interest rate environment.

Interest expense on certificates of deposit decreased $329,000, or 44.6%, to $409,000 for the three months ended June 30, 2021 from $738,000 for the three months ended June 30, 2020.  The average balance of certificates of deposit decreased to $108.9 million for the three months ended June 30, 2021 compared to $169.8 million for the three months ended June 30, 2020, and the average rate we paid on certificates of deposit decreased 24 basis points to 1.50% for the three months ended June 30, 2021 from 1.74% for the three months ended June 30, 2020, as we have lowered rates.  Interest expense on savings accounts and market rate checking accounts also decreased $177,000, or 63.2%, and $148,000, or 53.6%, respectively.  These decreases were due to continued decreases in market rates, and were partially offset by increases in the average balances of such accounts as a result of excess funds related to PPP loans.

Interest expense on borrowings decreased to $123,000 for the three months ended June 30, 2021 compared to $185,000 for the three months ended June, 2020, as the average balance of FHLB advanced decreased $8.8 million from the previous period, and we repaid PPPLF borrowings and prepaid our holding company loan.

Net Interest Income. Net interest income increased $1.7 million, or 29.8%, and was $7.4 million for the three months ended June 30, 2021 compared to $5.7 million for the three months ended June 30, 2020.  Our net interest rate spread increased by 72 basis points to 3.85% for the three months ended June 30, 2021 from 3.13% for the three months ended June 30, 2020, reflecting a 19 basis point increase in the yield on interest-earning assets and a 53 basis point decrease in the rate paid on interest-bearing liabilities as discussed above.  Our net interest margin was 4.10% for the three months ended June 30, 2021 compared to 3.43% for the three months ended June 30, 2020.  Our average net interest-earning assets increased by $97.5 million, or 60.5%, to $258.8 million for the three months ended June 30, 2021 from $161.2 million for the three months ended June 30, 2020.

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

After an evaluation of these factors, we recorded a provision for loan losses of $300,000 for each of the three months ended June 30, 2021 and 2020.  Our allowance for loan losses was $7.4 million at June 30, 2021 compared to $6.4 million at December 31, 2020 and $5.0 million at June 30, 2020.  The allowance for loan losses to total loans was 1.25% at June 30, 2021 compared to 1.06% at December 31, 2020 and 0.78% at June 30, 2020.  The allowance for loan losses to total loans is an “all-in” number, meaning it includes all originated and acquired loans. This reduces the overall allowance for loan loss to total loans percentage. However, the acquired loans portfolio was marked to fair market value at acquisition and no carryover of the allowance was allowed. The allowance for loan loss to total loans with the total originated and acquired loans is 1.25% at June 30, 2021 compared to 1.06% at December 31, 2020. Removing the acquired loans, the allowance to total loans is 1.89% at June 30,2021 compared to 1.71% at December 31, 2020.  The allowance for loan losses to non-performing loans was 160.41% at June 30, 2021 compared to 129.79% at December 31, 2020 and 125.78% at June 30, 2020.  We had net recoveries of $215,000 and $39,000 during the three months ended June 30, 2021 and 2020, respectively.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2021.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $68,000, or 12.6%, to $606,000 for the three months ended June 30, 2021 from $538,000 for the three months ended June 30, 2020.  Service charges on deposit accounts increased $72,000, or 23.7%, as debit card income was lower the previous year due to the effects of the lockdown for the pandemic.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended June 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,511	$2,180	$331	15.2%
Deferred compensation	62	79	(17)	(21.0)%
Occupancy	644	690	(46)	(6.7)%
Advertising	100	71	29	40.8%
Data processing	517	606	(89)	(14.7)%
Other real estate owned	7	2	5	250.0%
Net (gain) loss on sale of other real estate owned	(126)	—	(126)	100.0%
Legal and accounting	226	282	(56)	(19.9)%
Organizational dues and subscriptions	91	80	11	13.8%
Director compensation	50	53	(3)	(5.6)%
Federal deposit insurance premiums	67	140	(73)	(52.1)%
Other	524	392	132	33.7%
Total non-interest expenses	$4,673	$4,575	$98	2.1%

Salaries and employee benefits expense, advertising expense, other real estate owned expense, organizational dues and subscriptions and other non-interest expense all increased due to strategic initiatives surrounding business development.

Income Tax Expense. We recorded income tax expense of $725,000 for the three months ended June 30, 2021 compared to income tax expense of $291,000 for the three months ended June 30, 2020.  The increase in income tax expense was due to the higher net income before taxes in the 2021 period.

Comparison of Operating Results for the Six Months Ended June 30, 2021 and 2020

General. Net income increased $4.7 million to $4.5 million for the six months ended June 30, 2021 compared to a net loss of $219,000 for the six months ended June 30, 2020.  The increase was due to improvements in all categories of income and expense.

Interest Income. Interest income increased $3.6 million, or 26.7%, to $17.1 million for the six months ended June 30, 2021 from $13.5 million for the six months ended June 30, 2020, due to an increase in interest income and acceleration of recognized fees due to forgiveness on PPP loans.

Interest income on loans (excluding PPP loans) decreased $565,000, or 4.3%, to $12.5 million for the six months ended June 30, 2021 from $13.1 million for the six months ended June 30, 2020. Our average balance of loans increased $8.8 million, or 1.8%, to $484.8 million for the six months ended June 30, 2021 from $486.0 million for the six months ended June 30, 2020.  Our average yield on loans, not including PPP loans, decreased 32 basis points to 5.06% for the six months ended June 30, 2021 from 5.38% for the six months ended June 30, 2021, due to the interest rate environment.

Interest income on PPP loans increased $4.1 million to $4.6 million for the six months ended June 30, 2021 from $441,000 for the six months ended June 30, 2020. Our average yield on PPP loans increased 602 basis points to 7.94% for the six months ended June 30, 2021 from 1.92% for the six months ended June 30, 2021, as a result of the acceleration of recognized fees due to forgiveness of loans by SBA.

Interest income on securities (excluding FHLB stock) increased $32,000 to $256,000 for the six months ended June 30, 2021 from $224,000 for the six months ended June 30, 2020.  The average balance of securities increased $8.7 million, or 48.4%, to $26.7 million for the six months ended June 30, 2021 from $18.0 million for the six months ended June 30, 2020, due to investing excess liquidity in investments securities.  The average yield on securities decreased by 57 basis points, to 1.92% from 2.49%, as a result of decreases in interest rates.

Interest income on interest-earning deposits decreased $68,000, or 45.3%, to $82,000 for the six months ended June 30, 2021 from $150,000 for the six months ended June 30, 2020.  The decrease in interest income on interest-earning deposits was due to a 39 basis point decrease in the average yield, as interest rates decreased during the six months ended June 30, 2020, partially offset by a $30.8 million increase in the average balance, as a result of excess liquidity.

Interest Expense. Interest expense decreased $1.3 million, or 43.2%, to $1.7 million for the six months ended June 30, 2021, compared to $3.0 million for the six months ended June 30, 2020, due to decreases in interest expense on deposits and borrowings due to the continued low interest rate environment.

Interest expense on certificates of deposit decreased $479,000, or 34.4%, to $915,000 for the six months ended June 30, 2021 from $1.4 million for the six months ended June 30, 2020.  The average balance of certificates of deposit decreased to $119.4 million for the six months ended June 30, 2021 compared to $159.9 million for the six months ended June 30, 2020, and the average rate we paid on certificates of deposit decreased 21 basis points to 1.53% for the six months ended June 30, 2021 from 1.74% for the six months ended June 30, 2020, as we have lowered rates.  Interest expense on savings accounts and market rate checking accounts also decreased $309,000, or 59.5%, and $306,000, or 54.0%, respectively.  These decreases were due to continued decreases in market rates, and were partially offset by increases in the average balances of such accounts as a result of excess funds related to PPP loans.

Interest expense on borrowings decreased to $233,000 for the six months ended June 30, 2021 compared to $393,000 for the six months ended June, 2020, as the average balance of FHLB advanced decreased $13.9 million from the previous period, and we repaid PPPLF borrowings and prepaid our holding company loan.

Net Interest Income. Net interest income increased $4.9 million, or 45.0%, and was $15.8 million for the six months ended June 30, 2021 compared to $10.9 million for the six months ended June 30, 2020.  Our net interest rate spread increased by 80 basis points to 4.13% for the six months ended June 30, 2021 from 3.33% for the six months ended June 30, 2020, reflecting a 22 basis point increase in the yield on interest-earning assets and a 58 basis point decrease in the rate paid on interest-bearing liabilities as discussed above.  Our net interest margin was 4.37% for the six months ended June 30, 2021 compared to 3.63% for the six months ended June 30, 2020.

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

After an evaluation of these factors we recorded a provision for loan losses of $750,000 for the six months ended June 30, 2021 and $800,000 for the six months ended June 30, 2020.  Our allowance for loan losses was $7.4 million at June 30, 2021 compared to $6.4 million at December 31, 2020 and $5.0 million at June 30, 2020.  The allowance for loan losses to total loans was 1.25% at June 30, 2021 compared to 1.06% at December 31, 2020 and 0.78% at June 30, 2020.  The allowance for loan losses to total loans is an “all-in” number, meaning it includes all originated and acquired loans. This reduces the overall allowance for loan loss to total loans percentage. However, the acquired loans portfolio was marked to fair market value at acquisition and no carryover of the allowance was allowed. The allowance for loan loss to total loans with the total originated and acquired loans is 1.25% at June 30, 2021 compared to 1.06% at December 31, 2020. Removing the acquired loans, the allowance to total loans is 1.89% at June 30,2021 compared to 1.71% at December 31, 2020.The allowance for loan losses to non-performing loans was 160.41% at June 30, 2021 compared to 129.79% at December 31, 2020 and 125.78% at June 30, 2020.  We had net recoveries of $278,000 and $53,000 during the six months ended June 30, 2021 and 2020, respectively.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2021.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.  However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $282,000, or 26.8%, to $1.3 million for the six months ended June 30, 2021 from $1.1 million for the six months ended June 30, 2020.  This was a result of an increase of $251,000 in other non-interest income, consisting primarily of income received from a bank owned life insurance death benefit claim.

Non-interest Expenses. Non-interest expenses information is as follows.

	Six Months Ended June 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$4,894	$6,353	$(1,459)	(23.0)%
Deferred compensation	126	142	(16)	(11.2)%
Occupancy	1,696	1,337	359	26.9%
Advertising	180	133	47	35.3%
Data processing	999	1,250	(251)	(20.1)%
Other real estate owned	19	2	17	850.0%
Net (gain) loss on sale of other real estate owned	(127)	29	(156)	537.9%
Legal and accounting	402	965	(563)	(58.3)%
Organizational dues and subscriptions	161	168	(7)	(4.2)%
Director compensation	100	101	(1)	(1.0)%
Federal deposit insurance premiums	140	253	(113)	(44.7)%
Writedown of premises and equipment	873	—	873	100.00%
Other	1,101	924	177	19.2%
Total non-interest expenses	$10,564	$11,657	$(1,093)	(9.4)%

Salaries and employee benefits expense, data processing expense, and legal and accounting expense decreased significantly for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due primarily to non-recurring expenses related to our acquisition of ABB Financial and Affinity Bank in the 2020 period. Partially offsetting these decreases, we recorded increases in other non-interest expense, consisting primarily of writedown of premises and equipment and occupancy expense, due to facilities consolidation.

Income Tax Expense. We recorded income tax expense of $1.3 million for the six months ended June 30, 2021 compared to an income tax benefit of $252,000 for the six months ended June 30, 2020.  The increase in income tax expense was due to the higher net income before taxes in the 2021 period.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  We have implemented the following strategies to manage our interest rate risk:

•	limiting our reliance on non-core/wholesale funding sources;
•	growing our volume of transaction deposit accounts;
•	increasing our investment securities portfolio, with an average maturity of less than 15 years;
•	diversifying our loan portfolio by adding more commercial-related loans and consumer loans, which typically have shorter maturities and/or balloon payments; and
•	continuing to price our one-to-four family residential real estate loan products in a way that encourages borrowers to select our balloon loans as opposed to longer-term, fixed-rate loans.

By following these strategies, we believe that we are better positioned to react to increases in market interest rates.  In addition, we originate adjustable-rate, one-to-four-family residential real estate loans and home equity loans and lines of credit, which are originated with adjustable interest rates.

We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

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

The table below sets forth, as of June 30, 2021, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$24,952	4.99%
+200	24,467	2.94%
Level	23,768	—
-200	23,501	(1.12)%
-400	23,126	(2.70)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced an 2.94% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 1.12% decrease in net interest income.  At June 30, 2020, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 12.27% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 6.37% increase in net interest income.

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

The table below sets forth, as of June 30, 2021, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$108,569	$(9,963)	(8.41)%	14.85%	(1)
+200	113,579	(4,953)	(4.18)%	14.89%	3
—	118,532	—	—	14.86%	—
-200	114,508	(4,024)	(3.39)%	14.14%	(72)
-400	113,207	(5,325)	(4.49)%	14.00%	(86)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at June 30, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 4.18% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 3.39% decrease in net economic value.  At June 30, 2020, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 4.54% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 0.06% decrease in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at June 30, 2021, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2021, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans.  Amounts are based on a preliminary balance sheet as of June 30, 2021, and may not equal amounts included in our unaudited consolidated financial statements for the quarter ended June 30, 2021.  However, we believe that there would be no material changes in the results of the gap analysis if the unaudited financial results included in Part 1, Item 1 of this quarterly report had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$100,373	$100,373	$100,373	$100,373	$100,373	$115,716
Investments	17,852	18,717	21,499	23,638	30,306	39,067
Net loans	66,119	94,886	171,031	261,845	473,007	582,632
Other assets	—	—	—	—	—	49,195
Total	$184,344	213,976	292,903	385,856	603,686	$786,610

Liabilities:
Non-maturity deposits	$168,420	189,534	231,760	285,363	422,319	$516,730
Certificates of deposit	12,532	29,154	56,586	73,702	101,440	106,216
Borrowings	6,630	6,630	6,630	6,630	36,630	54,630
Other liabilities	—	—	—	—	—	9,193
Equity capital	—	—	—	—	—	99,842
Total (1)	$187,582	225,318	294,976	365,695	560,389	$786,611

Asset/liability gap	$(3,238)	(11,342)	(2,073)	20,161	43,297
Gap/assets ratio (2)	(0.41)%	(1.44)%	(0.26)%	2.56%	5.50%

(1)	Amounts do not foot due to rounding.
(2)	Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($909.4 million).

At June 30, 2021, our asset/liability gap from zero days to one year was negative $2.1 million, resulting in a gap/assets ratio of (0.26)%.  At June 30, 2020, our asset/liability gap from zero days to one year was negative $101.2 million, resulting in a gap/assets ratio of (11.13)%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Atlanta.  At June 30, 2021, we had a $243.2 million line of credit with the Federal Home Loan Bank of Atlanta, with advances of $48.0 million outstanding and an $8.0 million letter of credit outstanding, and we had a $5.0 million unsecured federal funds line of credit and a $7.5 million unsecured federal funds line of credit.  We also have a line of $36.4 million with the Federal Reserve Bank of Atlanta Discount Window secured by $70.7 million in loans.  No amount was outstanding on the unsecured lines of credit or the Discount Window at June 30, 2021.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $12.5 million for the six months ended June 30, 2021, compared to net cash used in operating activities of $2.8 million for the six months ended June 30, 2020.  Net cash used in investing activities was $3.4 million and $148.9 million for the six months ended June 30, 2021 and 2020, respectively.  Net cash used in investing activities typically consists primarily of disbursements for loan originations but also included $22.7 million net cash disbursed in connection with our acquisition of ABB and Affinity Bank during the six months ended June 30, 2020.  Net cash used in financing activities, which consists primarily of activity in deposit accounts and proceeds/repayments of FHLB advances, was $71.6 million for the six months ended June 30, 2021, which included repaying $100.8 million of PPPLF borrowings, compared to net cash provided by financing activities of $298.1 million for the six months ended June 30, 2020, which included $129.2 million of PPPLF borrowings.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2021, we exceeded all of our regulatory capital requirements and the Bank is categorized as “well capitalized.”   Management is not aware of any conditions or events since the most recent notification that would change our category.  The Bank’s actual capital amounts and ratios for June 30, 2021 and December 31, 2020 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021:
Common Equity Tier 1
(to Risk Weighted Assets)	$79,847	14%	$24,784	4.50%	$35,799	6.50%
Total Capital
(to Risk Weighted Assets)	$86,737	16%	$44,061	8%	$55,076	10%
Tier I Capital
(to Risk Weighted Assets)	$79,847	14%	$33,046	6%	$44,061	8%
Tier I Capital
(to Average Assets)	$79,847	10%	$30,682	4%	$38,352	5%

As of December 31, 2020:
Common Equity Tier 1
(to Risk Weighted Assets)	$61,290	12%	$23,531	4.50%	$33,989	6.50%
Total Capital
(to Risk Weighted Assets)	$67,667	13%	$41,833	8%	$52,291	10%
Tier I Capital
(to Risk Weighted Assets)	$61,290	12%	$31,375	6%	$41,833	8%
Tier I Capital
(to Average Assets)	$61,290	10%	$24,661	4%	$30,826	5%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make.  At June 30, 2021, we had outstanding commitments to originate loans of $56.8 million.  We anticipate that we will have sufficient funds available to meet our current lending commitments.  Time deposits that are scheduled to mature in less than one year from June 30, 2021 totaled $56.5 million.  Management expects that a substantial portion of the maturing time deposits will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At June 30, 2021, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Charter of Affinity Bancshares, Inc. (1)

3.2	Bylaws of Affinity Bancshares, Inc. (2)

3.3	Amendment to Bylaws of Affinity Bancshares, Inc. (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the quarter ended June 30, 2020, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Comprehensive Income (Loss), (iv) Statements of Changes in Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-215041).
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-215041).
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 31, 2017 (Commission File No. 001-38074).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY BANCSHARES, INC.

Date:	August 11, 2021	/s/ Edward J. Cooney
Edward J. Cooney
Chief Executive Officer and Director

Date:	August 11, 2021	/s/ Tessa M. Nolan
Tessa M. Nolan
Senior Vice President and Chief Financial Officer