Form 10-Q
period 2021-09-30
Affinity Bancshares, Inc.
filed 2021-11-12
CIK 1823406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, 6,872,634 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

Affinity Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINITY BANCSHARES, INC.

Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
	(In thousands)
Assets

Cash and due from banks, including reserve requirement of $0 at September 30, 2021 and December 31, 2020	$17,321	$5,552
Interest-earning deposits in other depository institutions	113,589	172,701
Cash and cash equivalents	130,910	178,253
Investment securities available-for-sale	44,071	24,005
Other investments	2,476	1,596
Loans, net	563,539	592,254
Other real estate owned	—	1,292
Premises and equipment, net	7,425	8,617
Bank owned life insurance	15,285	15,311
Intangible assets	18,797	18,940
Accrued interest receivable and other assets	7,462	10,360
Total assets	$789,965	$850,628

Liabilities and Stockholders' Equity

Liabilities:
Savings accounts	$92,003	$96,591
Interest-bearing checking	82,750	129,813
Market rate checking	138,592	121,317
Non-interest-bearing checking	196,990	160,819
Certificates of deposit	104,896	131,625
Total deposits	615,231	640,165
Federal Home Loan Bank advances	49,020	19,117
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	—	100,813
Other borrowings	—	5,000
Accrued interest payable and other liabilities	6,011	4,748
Total liabilities	670,262	769,843

Stockholders' equity:
Common stock (par value $0.01 per share, 40,000,000 shares authorized, 6,872,634 issued and outstanding at September 30, 2021 and 19,000,000 shares authorized, 6,968,469 issued and 6,865,653 outstanding at December 31, 2020) (1)	69	69
Preferred stock (10,000,000 shares authorized, no shares outstanding at September 30, 2021 and 1,000,000 shares authorized, no shares outstanding at December 31, 2020)	—	—
Additional paid in capital	67,899	33,628
Treasury stock, 102,816 shares at December 31, 2020, at cost (1)	—	(1,268)
Unearned ESOP shares	(5,056)	(2,453)
Retained earnings	56,905	50,650
Accumulated other comprehensive (loss) income	(114)	159
Total stockholders' equity	119,703	80,785
Total liabilities and stockholders' equity	$789,965	$850,628

(1) Amounts related to periods prior to the date of Conversion (January 20, 2021) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (0.90686) (see Note 1).

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Earnings

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
		(In thousands)
Interest income:
Loans, including fees	$7,332	$8,526	$24,424	$22,046
Investment securities, including dividends	237	109	529	392
Interest-earning deposits	53	36	134	185
Total interest income	7,622	8,671	25,087	22,623
Interest expense:
Deposits	629	1,163	2,110	3,789
Borrowings	132	257	365	649
Total interest expense	761	1,420	2,475	4,438
Net interest income before provision for loan losses	6,861	7,251	22,612	18,185
Provision for loan losses	225	600	975	1,400
Net interest income after provision for loan losses	6,636	6,651	21,637	16,785
Noninterest income:
Service charges on deposit accounts	416	351	1,126	1,009
Gain on sales of investment securities available-for-sale	—	—	—	20
Other	355	195	980	569
Total noninterest income	771	546	2,106	1,598
Noninterest expenses:
Salaries and employee benefits	2,715	2,415	7,609	8,767
Deferred compensation	62	70	188	211
Occupancy	633	734	2,329	2,071
Advertising	116	40	296	173
Data processing	520	523	1,518	1,773
Other real estate owned	—	9	19	11
Net (gain) loss on sale of other real estate owned	—	159	(127)	188
Legal and accounting	153	230	555	1,196
Organizational dues and subscriptions	105	70	266	238
Director compensation	50	51	150	153
Federal deposit insurance premiums	61	51	201	304
Writedown of premises and equipment	14	—	888	—
Other	598	400	1,700	1,324
Total noninterest expenses	5,027	4,752	15,592	16,409
Income before income taxes	2,380	2,445	8,151	1,974
Income tax expense	575	575	1,896	324
Net income	$1,805	$1,870	$6,255	$1,650
Basic earnings per share (1)	$0.26	$0.25	$0.90	$0.22
Diluted earnings per share (1)	$0.26	$0.25	$0.89	$0.22

(1) Amounts related to periods prior to the date of the Conversion (January 20, 2021) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (0.90686-to-one) (see Note 1).

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
		(In thousands)
Net income	$1,805	$1,870	$6,255	$1,650

Other comprehensive (loss) income:

Net unrealized (loss) gain on available-for-sale securities, net of taxes of $29, $(11), $(96) and $52	82	(32)	(273)	150

Reclassification adjustment for gain included in net income, net of taxes of ($5)	—	—	—	(15)

Total other comprehensive (loss) income	82	(32)	(273)	135

Total comprehensive income	$1,887	$1,838	$5,982	$1,785

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three and Nine Months Ended September 30, 2020 and 2021
						Accumulated
		Additional				Other
	Common	Paid In	Treasury	Unearned	Retained	Comprehensive
	Stock (1)	Capital	Stock	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)
Beginning balance December 31, 2019	$69	$33,366	$(1,268)	$(2,571)	$47,562	$9	$77,167
ESOP loan payment and release of ESOP shares	—	—	—	30	—	—	30
Purchase of treasury stock	—	(80)	—	—	—	—	(80)
Change in unrealized gain on investment securities available- for-sale, net of tax	—	—	—	—	—	121	121
Net loss	—	—	—	—	(1,298)	—	(1,298)
Ending balance March 31, 2020	$69	$33,286	$(1,268)	$(2,541)	$46,264	$130	$75,940
ESOP loan payment and release of ESOP shares	$—	$(8)	$—	$29	$—	$—	$21
Issuance of restricted stock awards	—	17	—	—	—	—	17
Stock-based compensation expense	—	141	—	—	—	—	141
Change in unrealized gain on investment securities available- for-sale	—	—	—	—	—	46	46
Net income	—	—	—	—	1,079	—	1,079
Ending balance June 30, 2020	$69	$33,436	$(1,268)	$(2,512)	$47,343	$176	$77,244
ESOP loan payment and release of ESOP shares	$—	$(10)	$—	$30	$—	$—	$20
Issuance of restricted stock awards	—	—	—	—	—	—	—
Stock-based compensation expense	—	110	—	—	—	—	110
Change in unrealized gain on investment securities available- for-sale	—	—	—	—	—	(32)	(32)
Net income	—	—	—	—	1,870	—	1,870
Ending balance September 30, 2020	$69	$33,536	$(1,268)	$(2,482)	$49,213	$144	$79,212

Ending balance December 31, 2020	$69	$33,628	$(1,268)	$(2,453)	$50,650	$159	$80,785
ESOP loan payment and release of ESOP shares	—	5	—	52	—	—	57
Stock-based compensation expense	—	110	—	—	—	—	110
Change in unrealized gain on investment securities available- for-sale	—	—	—	—	—	(278)	(278)
Corporate reorganization
Issuance of common stock (less stock offering expenses of $1,699)	—	32,448	—	—	—	—	32,448
Issuance of shares and loan to ESOP	—	2,961	—	(2,961)	—	—	—
Treasury stock retired	—	(1,268)	1,268	—	—	—	—
Net income	—	—	—	—	2,132	—	2,132
Ending balance March 31, 2021	$69	$67,884	$—	$(5,362)	$52,782	$(119)	$115,254
ESOP loan payment and release of ESOP shares	$—	$13	$—	$52	$—	$—	$65
Purchase of treasury stock	—	—	—	—	—	—	—

Change in unrealized gain on investment securities available-for-sale, net of tax	—	—	—	—	—	(77)	(77)
Net income	—	—	—	—	2,318	—	2,318
Ending balance June 30, 2021	$69	$67,972	$—	$(5,310)	$55,100	$(196)	$117,635
ESOP loan payment and release of ESOP shares	$—	$(183)	$—	$254	$—	$—	$71
Stock-based compensation expense	—	110	—	—	—	—	110
Change in unrealized gain on investment securities available-for-sale, net of tax	—	—	—	—	—	82	82
Net income	—	—	—	—	1,805	—	1,805
Ending balance September 30, 2021	$69	$67,899	$—	$(5,056)	$56,905	$(114)	$119,703

(1)
Amounts concerning shares related to periods prior to the date of the Conversion (January 20, 2021) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (0.90686-to-one).

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$6,255	$1,650
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effects of acquisition:
Depreciation and (accretion) amortization	527	(463)
Stock-based compensation expense	295	188
Provision for loan losses	975	1,400
ESOP expense	193	71
Net gain on sale of investment securities available-for-sale	—	(20)
Net (gain) loss on sale and writedown of other real estate owned	(127)	188
Increase in cash surrender value of bank owned life insurance	(274)	(299)
Loss on writedown of premises and equipment	888	—
Change in:
Accrued interest receivable and other assets	3,119	(5,989)
Accrued interest payable and other liabilities	1,302	2,805
Net cash provided by (used in) operating activities	13,153	(469)
Cash flows from investing activities, net of effects of acquisition:
Purchases of investment securities available-for-sale	(23,674)	(11,908)
Purchases of premises and equipment	(577)	(196)
Proceeds from disposal of premises and equipment	—	21
Proceeds from sale of investment securities available-for-sale	—	1,677
Proceeds from paydowns of investment securities available-for-sale	3,102	5,639
Purchases of other investments	(1,412)	(1,358)
Proceeds from sales of other investments	533	1,063
Proceeds from bank owned life insurance death claim	300	—
Net change in loans	28,090	(116,135)
Proceeds from sales of other real estate owned	1,420	129
Net cash paid in business combination	—	(22,749)
Net cash provided by (used in) investing activities	7,782	(143,817)
Cash flows from financing activities, net of effects of acquisition:
Net change in demand and savings deposits	(24,913)	138,474
Proceeds from FHLB advances	35,000	45,000
Repayment of FHLB advances	(5,000)	(45,000)
Proceeds from PPPLF borrowings	—	129,909
Repayment of PPPLF borrowings	(100,813)	—
Proceeds from holding company loan	—	5,000
Repayment of holding company loan	(5,000)	—
Net change in repurchase agreements and other borrowings	—	2,357
Proceeds from stock offering	37,108	—
Stock offering expenses	(1,699)	—
Funding of ESOP	(2,961)	—
Net cash (used in) provided by financing activities	(68,278)	275,740
Net change in cash and cash equivalents	(47,343)	131,454
Cash and cash equivalents at beginning of period	178,253	48,117
Cash and cash equivalents at end of period	$130,910	$179,571
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,405	$1,790
Cash paid for interest	2,552	4,138
Vacant land transferred to other real estate owned	—	460

Fair value of assets acquired	$—	317,742
Fair value of liabilities assumed	—	288,732
Net assets acquired	—	29,019

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

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of September 30, 2021 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands except per share data)

Net income	$1,805	$1,870	$6,255	$1,650
Weighted average common shares outstanding	6,872,634	7,570,797	6,931,128	7,547,363
Effect of dilutive common stock awards	93,002	—	93,002	—
Diluted weighted average common shares outstanding	6,965,636	7,570,797	7,024,130	7,547,363
Basic earnings per common share*	$0.26	$0.25	$0.90	$0.22
Diluted earnings per common share*	$0.26	$0.25	$0.89	$0.22

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

For the three months and nine months ended September 30, 2020, options to purchase 90,441 shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. There were no anti-dilutive options for the three and nine months ended September 30, 2021.

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

The following unaudited pro forma information presents the results of operations for nine months ended September 30, 2020, as if the acquisition had occurred January 1 of the period. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

Nine Months Ended September 30,
2020
(In thousands except per share data)

Total revenues, net of interest expense	$20,083
Net income	591
Diluted earnings per share	0.08

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(3) Investment Securities

Investment securities available-for-sale at September 30, 2021 and December 31, 2020 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
September 30, 2021	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,074	$13	$(4)	$4,083
Municipal securities - tax exempt	541	—	(8)	533
Municipal securities - taxable	797	—	(8)	789
U. S. Government sponsored enterprises	11,837	2	(133)	11,706
Government agency mortgage-backed securities	20,258	263	(186)	20,335
Corporate securities	6,717	16	(108)	6,625
Total	$44,224	$294	$(447)	$44,071
December 31, 2020
U. S. Government sponsored enterprises	$11,870	$1	$(12)	$11,859
Government agency mortgage-backed securities	9,206	326	—	9,532
Corporate securities	2,715	—	(101)	2,614
Total	$23,791	$327	$(113)	$24,005

There were 23 securities in an unrealized loss position as of September 30, 2021 for less than 12 months. There were two securities in an unrealized loss position for 12 months or greater as of September 30, 2021. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly. Two of the securities are agency bonds and one is a U.S. Treasury bonds, so all of these are direct obligations of the U.S. Government. Twelve of the securities are mortgage backed bonds that have the direct or implied backing of the U.S. Government. Two of the bonds are municipal securities and the remaining eight securities are corporate securities that are either trust preferred securities or subordinated debentures where the Bank performs a credit review regularly and such review has raised no concerns. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis which may be at maturity.

The amortized cost and estimated fair value of investment securities available-for-sale at September 30, 2021, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories. (in thousands)

	Amortized	Estimated
	Cost	Fair Value
U.S. Treasury securities
Within 1 year	$—	$—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	4,074	4,083
Greater than 10 years	—	—
Municipal securities - tax exempt
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	—	—
Greater than 10 years	541	533
Municipal securities - taxable
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	—	—
Greater than 10 years	797	789
Government agency securities
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	—	—
Greater than 10 years	11,837	11,706
Corporate securities
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	6,217	6,200
Greater than 10 years	500	425
	23,966	23,736
Government agency mortgage-backed securities	20,258	20,335
Total	$44,224	$44,071

No securities were sold during the three months or nine months ended September 30, 2021. No securities were sold during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company sold available-for-sale securities with a book value of $1.7 million at a gain of $20,000.

Securities with a carrying value of approximately $1.5 million and $2.3 million were pledged to secure public deposits at September 30, 2021 and December 31, 2020, respectively.

(4) Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at September 30, 2021 and December 31, 2020 are summarized as follows: (in thousands)

	September 30, 2021	December 31, 2020
Commercial (secured by real estate)	$207,018	$178,571
Commercial and industrial	170,123	155,554
Paycheck Protection Program loans	31,715	101,749
Construction, land and acquisition & development	21,713	23,571
Residential mortgage 1-4 family	73,532	91,777
Consumer installment	67,069	47,393
Total	571,170	598,615
Less allowance for loan losses	(7,631)	(6,361)
Total loans, net	$563,539	$592,254

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

The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, is an economic stimulus bill signed into law on March 27, 2020, in response to the economic fallout of the COVID-19 pandemic in the United States. The creation of the Paycheck Protection Program (PPP) enacted under the CARES Act provides forgivable loans to small businesses for payroll obligations, emergency grants to cover immediate operating costs, and a mechanism for loan forgiveness by the Small Business Administration should all criteria be met. The Bank received SBA authorization for 730 and 1,171 PPP loans totaling $66.1 million and $130.3 million for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. These loans are fully guaranteed by the Small Business Administration.

Qualifying loans in the amount of $328.6 million and $309.9 million were pledged to secure the line of credit from the Federal Home Loan Bank of Atlanta (“FHLB”) at September 30, 2021 and December 31, 2020, respectively.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the nine months ended September 30, 2021 and 2020: (in thousands)

September 30, 2021	Commercial (Secured by Real Estate)	Commercial and Industrial	Paycheck Protection Program (1)		Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,084	$1,320		$—	$224	$970	$719	$44	$6,361
Provision	316	1,210		—	(42)	(555)	69	(23)	975
Charge-offs	—	(54)		—	—	—	(31)	—	(85)
Recoveries	265	37		—	—	73	5	—	380
Ending balance	$3,665	$2,513		$—	$182	$488	$762	$21	$7,631
Ending allowance attributable to loans:
Individually evaluated for impairment	$—	$45		$—	$—	$8	$—	$—	$53
Collectively evaluated for impairment	3,665	2,468		—	182	480	762	21	7,578
Total ending allowance	$3,665	2,513		$—	182	488	762	21	7,631
Loans:
Individually evaluated for impairment	$3,553	$933		$—	$—	$3,221	$2	$—	$7,709
Collectively evaluated for impairment	203,465	169,190		31,715	21,713	70,311	67,067	—	563,461
Total loans	$207,018	$170,123		$31,715	$21,713	$73,532	$67,069	$—	$571,170

December 31, 2020
Allowance for loan losses:
Beginning balance	$1,661	$1,478		$—	$153	$369	$466	$7	$4,134
Provision	1,207	(194)		—	71	627	252	37	2,000
Charge-offs	(30)	—		—	—	(126)	(29)	—	(185)
Recoveries	246	36		—	—	100	30	—	412
Ending balance	$3,084	$1,320	$		$224	$970	$719	$44	$6,361
Ending allowance attributable to loans:
Individually evaluated for impairment	$2	$35		$—	$—	$14	$—	$—	$51

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Collectively evaluated for impairment	3,082	1,285	—	224	956	719	44	6,310
Total ending allowance	$3,084	$1,320	$—	$224	$970	$719	$44	$6,361
Loans:
Individually evaluated for impairment	$2,584	$1,085	$—	$—	$3,597	$8	$—	$7,274
Collectively evaluated for impairment	175,987	154,469	101,749	23,571	88,180	47,385	—	591,341
Total loans	$178,571	$155,554	$101,749	$23,571	$91,777	$47,393	$—	$598,615
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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Impaired loans at September 30, 2021 and December 31, 2020 were as follows: (in thousands)

September 30, 2021	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate)	$3,553	$3,599	$—	$3,549	$61
Commercial and industrial	315	315	—	315	—
Paycheck Protection Program	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	1,934	2,951	—	1,952	—
Consumer installment	2	2	—	2	—
	5,804	6,867	—	5,818	60
With an allowance recorded:
Commercial (secured by real estate)	—	—	—	—	—
Commercial and industrial	618	618	45	618	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	1,287	2,217	8	1,295	66
Consumer installment	—	—	—	—	—
	1,905	2,835	53	1,913	66
Total impaired loans	$7,709	$9,702	$53	$7,731	$126

December 31, 2020
With no related allowance recorded:
Commercial (secured by real estate)	$1,136	$2,232	$—	$1,138	$42
Commercial and industrial	395	395	—	395	—
Paycheck Protection Program	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	1,986	1,987	—	2,041	9
Consumer installment	8	8	—	9	1
	3,525	4,622	—	3,583	52
With an allowance recorded:
Commercial (secured by real estate)	1,448	1,449	2	—	91
Commercial and industrial	690	690	35	1,481	6
Construction, land and acquisition & development	—	—	—	727	—
Residential mortgage	1,611	1,613	14	—	73
Consumer installment	—	—	—	1,634	—
	3,749	3,752	51	3,842	170
Total impaired loans	$7,274	$8,374	$51	$7,425	$222

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of September 30, 2021 and December 31, 2020 by class of loans: (in thousands)

September 30, 2021	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate)	$—	$—	$470	$470	$206,548	$207,018	$2,181
Commercial and industrial	—	317	959	1,276	168,847	170,123	1,001
Paycheck Protection Program	—	—	—	—	31,715	31,715	—
Construction, land and acquisition & development	—	—	—	—	21,713	21,713	—
Residential mortgage	349	1,114	214	1,677	71,855	73,532	2,985
Consumer installment	340	14	4	358	66,711	67,069	49
Total	$689	$1,445	$1,647	$3,781	$567,389	$571,170	$6,216

December 31, 2020
Commercial (secured by real estate)	$3,386	$—	$1,136	$4,522	$174,049	$178,571	$1,157
Commercial and industrial	29	—	1,085	1,114	154,440	155,554	1,085
Paycheck Protection Program	—	—	—	—	101,749	101,749	—
Construction, land and acquisition & development	1,392	—	—	1,392	22,179	23,571	—
Residential mortgage	4,308	1,094	1,444	6,846	84,931	91,777	2,587
Consumer installment	78	—	73	151	47,242	47,393	73
Total	$9,193	$1,094	$3,738	$14,025	$584,590	$598,615	$4,902

There were no loans past due 90 days or greater and still accruing interest as of September 30, 2021 and December 31, 2020.

There was one new troubled debt restructuring during the nine months ended September 30, 2021 and no new troubled debt restructurings during the nine months ended September 30, 2020. No troubled debt restructurings subsequently defaulted during the nine months ended September 30, 2021 or 2020.

The Bank has allocated an allowance for loan losses of approximately $8,000 and $17,000 to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2021 and December 31, 2020, respectively.

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of September 30, 2021 and December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

September 30, 2021	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$202,171	$1,161	$3,686	$—	$207,018
Commercial and industrial	168,805	317	1,001	—	170,123
Paycheck Protection Program	31,715	—	—	—	31,715
Construction, land and acquisition & development	21,713	—	—	—	21,713
Residential mortgage	69,025	—	4,507	—	73,532
Consumer installment	67,049	—	20	—	67,069
Total	$560,478	$1,478	$9,214	$—	$571,170

December 31, 2020	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$176,629	$785	$1,157	$—	$178,571
Commercial and industrial	154,469	—	1,085	—	155,554
Paycheck Protection Program	101,749	—	—	—	101,749
Construction, land and acquisition & development	23,571	—	—	—	23,571
Residential mortgage	87,738	62	3,977	—	91,777
Consumer installment	47,332	—	61	—	47,393
Total	$591,488	$847	$6,280	$—	$598,615

(5) Deposits

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $27.3 million at September 30, 2021 and $32.9 million at December 31, 2020.

(6) Borrowings

The following FHLB advances, which required monthly or quarterly interest payments, were outstanding at September 30, 2021:

Advance Date	Advance	Fair Value Adjustment	Interest Rate	Maturity	Rate	Call Feature
5/23/2019	8,000,000	408,788	2.40%	5/23/2029	Convertible	5/23/2022
12/16/2019	5,000,000	280,422	2.37%	12/17/2029	Convertible	12/17/2021
11/29/2019	5,000,000	330,841	2.66%	11/29/2029	Convertible	11/29/2022
1/21/2021	10,000,000	—	0.68%	1/21/2026	Fixed	None
3/8/2021	10,000,000	—	0.54%	3/8/2024	Fixed	None
5/3/2021	10,000,000	—	0.76%	5/2/2025	Fixed	None
	$48,000,000	$1,020,050

There were FHLB advances totaling $19.1 million consisting of advances with a book value of $1.8 million and a fair value adjustment of $1.1 million as of December 31, 2020. At September 30, 2021 and December 31, 2020, the FHLB advances were collateralized by certain loans which totaled approximately $328.6 million and $309.9 million, and by the Company’s investment in FHLB stock which totaled approximately $2.2 million and $1.3 million at September 30, 2021 and December 31, 2020.

The Company had one FHLB letter of credit of $8.0 million and $16.0 million, used to collateralize public deposits, outstanding at September 30, 2021 and December 31, 2020, respectively.

The Company borrowed $5.0 million from First National Bankers Bank during the year ended December 31, 2020. The loan had a ten-year term with a floating interest rate equal to the Wall Street Journal Prime Rate. Interest payment were due quarterly and the initial principal payment was due June 29, 2021. There was no prepayment penalty. The loan was secured by Bank stock. In January 2021, the loan was repaid and none was outstanding at September 30, 2021.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The Company borrowed $100.8 million under the Federal Reserve Bank of Atlanta to fund PPP loans under the U.S. CARES Act (the Paycheck Protection Program Liquidity Facility). This was secured by PPP loans totaling $101.7 million made during the year ended December 31, 2020. These borrowings had a fixed interest rate of 0.35% and a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loan. In January 2021, the borrowing was repaid and none was outstanding at September 30, 2021.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

In April 2017, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. In January 2021, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing additional shares of the Company’s common stock. A total of 225,721 shares were purchased with the loan proceeds as part of the Company’s stock offering. Total ESOP expense for the three months and nine months ended September 30, 2021 and 2020 was approximately $71,000 and $20,000 and $193,000 and $71,000, respectively. The balance of the note payable of the ESOP was approximately $5.6 million and $2.6 million at September 30, 2021 and December 31, 2020. Because the source of the loan payments is contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders’ equity. As of September 30, 2021 and December 31, 2020, 47,200 shares had been released.

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

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants were as follows. Dividend yield is 0%, expected volatility is 36.62%, the risk-free interest rate is 1.04%, expected average life is 7.5 years and the weighted average per share fair value of options is $5.34.

Stock options of 13,454 shares with a weighted average exercise price of $13.09 were granted during the nine months ended September 30, 2021. There were no restricted stock grants during the nine months ended September 30, 2021.

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2020	321,516	$9.77
Granted	—	—
Exercise of stock options*	—	—
Forfeited	—	—
Outstanding - March 31, 2021	321,516	$9.77	8.20	$464
Exercisable - March 31, 2021	38,186	$11.14	8.00	$—
Granted	—	—
Exercise of stock options*	—	—
Forfeited	—	—
Outstanding - June 30, 2021	321,516	$9.77	7.95	$521
Exercisable - June 30, 2021	102,489	$10.28	8.08	$104
Granted	13,454	$13.09
Exercise of stock options*		—
Forfeited	—	—
Outstanding - September 30, 2021	334,970	$9.90	8.05	$842
Exercisable - September 30, 2021	102,489	$10.28	7.83	$216

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

Restricted Stock	Weighted Average Grant Date Fair Value		Restricted Shares Outstanding

Outstanding - December 31, 2020	$8.63		120,123
Granted	—		—
Vested*	—		—
Forfeited	—		—
Outstanding - March 31, 2021	$8.63		120,123
Granted	$—		—
Vested*	8.63		26,787
Forfeited	—		—
Outstanding - June 30, 2021	$8.63		93,336
Granted	$—		—
Vested*	—	—	—
Forfeited	—		—
Outstanding - September 30, 2021	$8.63		93,336

* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 2,641 shares were surrendered during the three months ended June 30, 2021.

The Company recognized approximately $110,000, $295,000, $110,000 and $188,000 (after taking into account the reversals of previously recognized expense related to forfeitures of stock options and restricted stock of approximately $152,000 during the nine months ended September 30, 2020) of stock-based compensation expense during the three months and nine months ended September 30, 2021 and 2020, respectively, associated with its common stock awards granted to directors and officers.

As of September 30, 2021, there was approximately $1.4 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately 3.25 years.

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $44.1 million and $24.0 million at September 30, 2021 and December 31, 2020. They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2021 and December 31, 2020 (in thousands).

September 30, 2021	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$—	$—
Impaired loans	—	—	7,656	7,656
Total assets at fair value	$—	$—	$7,656	$7,656

December 31, 2020	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$1,292	$1,292
Impaired loans	—	—	7,223	7,223
Total assets at fair value	$—	$—	$8,515	$8,515

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$130,910	$130,910	$178,253	$178,253
Investment securities
available-for-sale	44,071	44,071	24,005	24,005
Other investments	2,476	2,476	1,596	1,596
Loans, net	563,539	573,930	592,254	611,625
Cash surrender value of life insurance	15,285	15,285	15,311	15,311
Financial liabilities:
Deposits	615,231	606,610	640,165	639,269
FHLB advances	49,020	47,694	19,117	16,769
PPPLF borrowings	—	—	100,813	100,813
Other borrowings	—	—	5,000	5,000

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2021 and December 31, 2020 and for the three months and nine months ended September 30, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this report on Form 10-Q.

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
•
government action in response to the COVID-19 pandemic may affect our business and operations, including vaccination mandates, which may affect our workforce, human capital resources and infrastructure; and
•
FDIC premiums may increase if the agency experiences additional resolution costs.

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

The allocation methodology applied by the Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was appropriate at September 30, 2021. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of the Bank and any increase or decrease in the allowance is the responsibility of management.

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

• Offering assistance to our customers affected by the COVID-19 pandemic, which has previously included payment deferrals, waiving certain fees, suspending property foreclosures, and participating in the CARES Act and lending programs for businesses, including the SBA PPP.

We have implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under accounting principles generally accepted in the United States of America (GAAP). In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) granted for loans that were current as of the loan modification program implementation date are not TDRs. During the year ended December 31, 2020, we granted short-term deferrals on 737 loans totaling $186.9 million that were otherwise performing, including $115.0 million of dental practice loans. As of December 31, 2020, all of these loans had returned to normal payment status. During the nine months ended September 30, 2021, we granted short-term deferrals on seven loans totaling $2.7 million that were otherwise performing. As of September 30, 2021 all but one of these has returned to normal payment status. That one loan is currently in nonaccrual status.

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

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total assets decreased $60.7 million, or 7.1%, to $790.0 million at September 30, 2021 from $850.6 million at December 31, 2020. The decrease was due primarily to a decrease in cash and cash equivalents of $47.3 million due to our no longer using the Paycheck Protection Liquidity Facility (PPPLF) for funding as well as a decrease of net loans of $28.7 million.

Cash and cash equivalents decreased $47.3 million, or 26.6%, to $130.9 million at September 30, 2021 from $178.3 million at December 31, 2020 as the PPPLF was not used for funding at quarter-end and excess cash from our oversubscribed January 2021 stock offering was returned.

Net loans decreased $28.7 million, or 4.8%, to $563.5 million at September 30, 2021 from $592.3 million at December 31, 2020. Commercial real estate loans increased $28.4 million, or 15.9%, to $207.0 million at September 30, 2021 from $178.6 million at December 31, 2020 and commercial and industrial loans, excluding PPP loans, increased $14.6 million, or 9.4%, to $170.1 million at September 30, 2021 from $155.6 million at December 31, 2020. PPP loans decreased $70.0 million or 68.8%, to $31.7 million at September 30, 2021 from $101.7 million at December 31, 2020, as a result of forgiveness of loans by SBA. Consumer loans increased $19.7 million, or 41.5%, to $67.1 million at September 30, 2021 from $47.4 million at December 31, 2020. These increases were partially offset by a decrease in one-to-four family residential real estate loans of $18.2 million, or 19.9%, to $73.5 million at September 30, 2021 from $91.8 million at December 31, 2020, as mortgage loans continue to be refinanced at lower rates than we offer, and a decrease in construction loans of $1.9 million, or 7.9%, to $21.7 million at September 30, 2021 from $23.6 million at December 31, 2020.

Securities available-for-sale increased $20.1 million, or 83.6%, to $44.1 million at September 30, 2021 from $24.0 million at December 31, 2020, due to our using excess cash from loan repayments and prepayments to invest in securities.

Net deferred tax asset (included within the accrued interest receivable and other assets line item on the balance sheet) decreased $620,000, or 14.3% to $3.6 million at September 30, 2021 from $4.2 million at December 31, 2020 due to increased earnings allowing recognition of prior year tax credits.

Total deposits decreased $24.9 million, or 3.9%, to $615.2 million at September 30, 2021 from $640.2 million at December 31, 2020. Interest-bearing checking accounts decreased $47.1 million, or 36.3%, as a result of the completion of the second step conversion in January 2021, as subscriptions for our common stock were either fulfilled or returned. Certificates of deposit decreased $26.7 million, or 20.3% as a decreasing interest rate environment pushed customers to keep funds in more liquid deposits, and savings accounts decreased $4.6 million, or 4.7%. These decreases were partially offset by an increase of $36.2 million, or 22.5%, in noninterest-bearing checking accounts, as customers received funds from the new round of PPP loans, and an increase of $17.3 million, or 14.2%, in market rate checking accounts. The loan-to-deposit ratio at September 30, 2021 was 92.8%, as compared to 93.5% at December 31, 2020.

We had $49.0 million of FHLB advances and no other borrowings at September 30, 2021, compared to $19.1 million of Federal Home Loan Bank advances, $100.8 million in Federal Reserve Bank PPP Liquidity Facility funds, and $5.0 million of other borrowings at December 31, 2020. Borrowings were decreased during the nine months ended September 30, 2021 as we repaid PPPLF and Company borrowings. We increased FHLB borrowings to benefit from low interest rates and address the uncertainty of current liquidity levels as a result of the new round of PPP loans.

Stockholders’ equity increased by $38.9 million, or 48.2% to $119.7 million at September 30, 2021 compared to $80.8 million at December 31, 2020, primarily due to the completion of our stock offering in January 2021. We sold 3,701,509 shares of common stock at $10.00 per share and raised gross proceeds of $37.1 million in the offering.

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

	For the Three Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans excluding PPP loans	$520,273	$6,470	4.97%	$500,616	$6,418	5.13%
PPP loans	48,169	862	7.16%	130,352	2,108	6.47%
Securities	40,569	216	2.13%	20,619	80	1.55%
Interest-earning deposits	115,330	53	0.18%	107,029	36	0.13%
Other investments	2,476	21	3.37%	2,722	29	4.26%
Total interest-earning assets	726,817	7,622	4.19%	761,338	8,671	4.56%
Non-interest-earning assets	64,408			67,455
Total assets	$791,225			$828,793

Interest-bearing liabilities:
Savings accounts	$93,717	100	0.43%	$100,335	206	0.82%
Interest-bearing checking accounts	83,519	43	0.21%	71,374	69	0.38%
Market rate checking accounts	136,984	117	0.34%	121,118	227	0.75%
Certificates of deposit	105,285	369	1.40%	157,911	661	1.68%
Total interest-bearing deposits	419,505	629	0.60%	450,738	1,163	1.03%
FHLB advances	49,039	132	1.07%	46,362	159	1.37%
PPPLF borrowings	—	—	—	59,118	52	0.35%
Other borrowings	—	—	—	10,717	46	1.72%
Total interest-bearing liabilities	468,544	761	0.65%	566,935	1,420	1.00%
Non-interest-bearing liabilities	203,336			183,275
Total liabilities	671,880			750,210
Total stockholders' equity	119,345			78,583
Total liabilities and stockholders' equity	$791,225			$828,793
Net interest income		$6,861			$7,251
Net interest rate spread (1)			3.54%			3.56%
Net interest-earning assets (2)	$258,273			$194,403
Net interest margin (3)			3.78%			3.81%
Average interest-earning assets to interest- bearing liabilities	155.12%			134.29%

(1) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans excluding PPP loans	$503,373	$18,985	5.03%	$497,271	$19,497	5.23%
PPP loans	92,651	5,439	7.83%	67,871	2,549	5.01%
Securities	31,374	472	2.01%	18,871	304	2.15%
Interest-earning deposits	92,880	134	0.19%	69,617	185	0.35%
Other investments	2,273	57	3.32%	2,692	88	4.36%
Total interest-earning assets	722,551	25,087	4.63%	656,322	22,623	4.60%
Non-interest-earning assets	63,028			60,721
Total assets	$785,579			$717,043

Interest-bearing liabilities:
Savings accounts	$93,823	310	0.44%	$85,261	725	1.13%
Interest-bearing checking accounts	88,154	138	0.21%	65,285	214	0.44%
Market rate checking accounts	130,933	378	0.39%	108,383	794	0.98%
Certificates of deposit	114,623	1,284	1.49%	159,240	2,057	1.72%
Total interest-bearing deposits	427,533	2,110	0.66%	418,169	3,790	1.21%
FHLB advances	41,471	350	1.13%	49,770	531	1.42%
PPPLF borrowings	1,368	4	0.35%	24,255	63	0.35%
Other borrowings	559	11	2.58%	8,054	55	0.92%
Total interest-bearing liabilities	470,931	2,475	0.69%	500,248	4,439	1.18%
Non-interest-bearing liabilities	199,971			139,728
Total liabilities	670,902			639,977
Total stockholders' equity	114,677			77,066
Total liabilities and stockholders' equity	$785,579			$717,042
Net interest income		$22,612			$18,184
Net interest rate spread (1)			3.94%			3.42%
Net interest-earning assets (2)	$251,620			$156,074
Net interest margin (3)			4.17%			3.69%
Average interest-earning assets to interest- bearing liabilities	153.43%			131.20%

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

	Three Months Ended September 30, 2021 vs. 2020			Nine Months Ended September 30, 2021 vs. 2020
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans excluding PPP loans	$899	$(847)	$52	$358	$(871)	$(513)
PPP loans	(2,601)	1,355	(1,246)	1,739	1,151	2,890
Securities	97	39	136	201	(33)	168
Interest-earning deposits	3	14	17	74	(125)	(51)
Other investments	(2)	(6)	(8)	(12)	(18)	(30)
Total interest-earning assets	(1,604)	555	(1,049)	2,360	104	2,464

Interest-bearing liabilities:
Savings accounts	(13)	(93)	(106)	108	(523)	(415)
Interest-bearing checking accounts	61	(87)	(26)	89	(165)	(76)
Market rate checking accounts	171	(281)	(110)	222	(638)	(416)
Certificates of deposit	(196)	(96)	(292)	(526)	(247)	(773)
Total interest-bearing deposits	23	(557)	(534)	(107)	(1,573)	(1,680)
FHLB advances	76	(103)	(27)	(81)	(100)	(181)
PPPLF borrowings	(10)	(42)	(52)	(57)	(2)	(59)
Other borrowings	(21)	(25)	(46)	(108)	64	(44)
Total interest-bearing liabilities	68	(727)	(659)	(353)	(1,611)	(1,964)

Change in net interest income	$(1,672)	$1,282	$(390)	$2,713	$1,715	$4,428

Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020

General. Net income decreased $65,000 to $1.8 million for the three months ended September 30, 2021 compared to $1.9 million for the three months ended September 30, 2020. The decrease was due primarily to a decrease in interest income on loans and an increase in noninterest expenses related to strategic additional hires to further enhance our business development efforts.

Interest Income. Interest income decreased $1.0 million, or 12.1%, to $7.6 million for the three months ended September 30, 2021 from $8.7 million for the three months ended September 30, 2020, due to a decrease in interest income on loans as a result of forgiveness of PPP loans.

Excluding PPP loans, interest income on loans increased $52,000, or 0.8%, to $6.5 million for the three months ended September 30, 2021 from $6.4 million for the three months ended September 30, 2020. Excluding PPP loans, our average balance of loans increased $19.7 million, or 3.9%, to $520.3 million for the three months ended September 30, 2021 from $500.6 million for the three months ended September 30, 2020. Our average yield on loans, not including PPP loans, decreased 16 basis points to 4.97% for the three months ended September 30, 2021 from 5.13% for the three months ended September 30, 2020, due to the interest rate environment.

Interest income on PPP loans decreased $1.2 million to $862,000 for the three months ended September 30, 2021 from $2.1 million for the three months ended September 30, 2020. Our average yield on PPP loans increased 69 basis points to 7.16% for the three months ended September 30, 2021 from 6.47% for the three months ended September 30, 2020, as a result of the acceleration of recognized fees due to forgiveness of loans by SBA.

Interest income on securities (excluding FHLB stock) increased $136,000, or 170.0%, to $216,000 for the three months ended September 30, 2021 from $80,000 for the three months ended September 30, 2020. The average balance of securities increased $20.0 million, or 96.8%, to $40.6 million for the three months ended September 30, 2021 from $20.6 million for the three months ended September 30, 2020, due to our using excess cash from loan repayments and prepayments to invest in securities.

Interest Expense. Interest expense decreased $659,000, or 46.4%, to $761,000 for the three months ended September 30, 2021, compared to $1.4 million for the three months ended September 30, 2020, due to decreases in interest expense on deposits and borrowings due to the continued low interest rate environment.

Interest expense on certificates of deposit decreased $292,000, or 44.2%, to $369,000 for the three months ended September 30, 2021 from $661,000 for the three months ended September 30, 2020. The average balance of certificates of deposit decreased to $105.3 million for the three months ended September 30, 2021 compared to $157.9 million for the three months ended September 30, 2020, and the average rate we paid on certificates of deposit decreased 28 basis points to 1.40% for the three months ended September 30, 2021 from 1.68% for the three months ended September 30, 2020, as we have lowered rates. Interest expense on savings accounts and market rate checking accounts also decreased $106,000, or 51.5%, and $110,000, or 48.5%, respectively. These decreases were due to continued decreases in market rates.

Interest expense on borrowings decreased to $132,000 for the three months ended September 30, 2021 compared to $257,000 for the three months ended September, 2020, as the average rate paid on FHLB advances decreased 30 basis points from the previous period, and we repaid PPPLF borrowings and prepaid our holding company loan.

Net Interest Income. Net interest income decreased $390,000, or 5.4% and was $6.9 million for the three months ended September 30, 2021 compared to $7.3 million for the three months ended September 30, 2020. Our net interest rate spread decreased to 3.54% for the three months ended September 30, 2021 from 3.56% for the three months ended September 30, 2020, reflecting a 37 basis point decrease in the yield on interest-earning assets and a 35 basis point decrease in the rate paid on interest-bearing liabilities as discussed above. Our net interest margin was 3.78% for the three months ended September 30, 2021 compared to 3.81% for the three months ended September 30, 2020. The net interest margin compression was primarily due to excess balance sheet liquidity and the lower interest rate environment. The total cost of deposits (including non-interest-bearing deposits) was 0.60% for the three months ended September 30, 2021 compared to 1.03% for the three months ended September 30, 2020. Our average net interest-earning assets increased by $63.9 million, or 32.9%, to $258.3 million for the three months ended September 30, 2021 from $194.4 million for the three months ended September 30, 2020.

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

After an evaluation of these factors, we recorded a provision for loan losses of $225,000 for the three months ended September 30, 2021, compared to a provision of $600,000 for the three months ended September 30, 2020. Our allowance for loan losses was $7.6 million at September 30, 2021 compared to $6.4 million at December 31, 2020 and $5.7 million at September 30, 2020. The allowance for loan losses to total loans was 1.33% at September 30, 2021 compared to 1.06% at December 31, 2020 and 0.91% at September 30, 2020. The allowance for loan losses to total loans is an “all-in” number, meaning it includes all originated and acquired loans. This reduces the overall allowance for loan loss to total loans percentage. However, the acquired loans portfolio was marked to fair market value at acquisition and no carryover of the allowance was allowed. The allowance for loan loss to total loans with the total originated and acquired loans is 1.33% at September 30, 2021 compared to 1.06% at December 31, 2020. Excluding the acquired loans, the allowance to total loans is 1.89% at September 30,2021 compared to 1.71% at December 31, 2020. The allowance for loan losses to non-performing loans was 122.76% at September 30, 2021 compared to 129.79% at December 31, 2020 and 153.65% at September 30, 2020. We had net recoveries of $19,000 and $124,000 during the three months ended September 30, 2021 and 2020, respectively.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2021. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $225,000, or 41.2%, to $771,000 for the three months ended September 30, 2021 from $546,000 for the three months ended September 30, 2020. This was a result of increases in service charges on deposits accounts, interchange income, and secondary market fee income. Service charges on deposit accounts increased $65,000, or 18.5%, as debit card income was lower the previous year due to the effects of the lockdown for the pandemic. Other non-interest income increased $160,000, or 82.1%, led partially by increases in secondary market fees.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,715	$2,415	$300	12.4%
Deferred compensation	62	70	(8)	(11.4)%
Occupancy	633	734	(101)	(13.8)%
Advertising	116	40	76	190.0%
Data processing	520	523	(3)	(0.6)%
Other real estate owned	—	9	(9)	(100.0)%
Net (gain) loss on sale of other real estate owned	—	159	(159)	(100.0)%
Legal and accounting	153	230	(77)	(33.5)%
Organizational dues and subscriptions	105	70	35	50.0%
Director compensation	50	51	(1)	(2.0)%
Federal deposit insurance premiums	61	51	10	19.6%
Writedown of premises and equipment	14	—	14	100.0%
Other	598	400	198	49.7%
Total non-interest expenses	$5,027	$4,752	$274	5.8%

Salaries and employee benefits expense, advertising expense, organizational dues and subscriptions and other non-interest expense all increased due to strategic initiatives surrounding business development. Occupancy expense decreased due to facilities consolidation.

Income Tax Expense. We recorded income tax expense of $575,000 for both the three months ended September 30, 2021 and September 30, 2020. The effective tax rate was 24.17% for the three months ended September 30, 2021 compared to 23.53% for the three months ended September 30, 2020.

Comparison of Operating Results for the Nine Months Ended September 30, 2021 and 2020

General. Net income increased $4.6 million to $6.3 million for the nine months ended September 30, 2021 compared to net income of $1.7 million for the nine months ended September 30, 2020. Our net income in 2020 was reduced as a result of merger related expenses. Merger related expenses for the nine months ended September 30, 2020, were $2.8 million.

Interest Income. Interest income increased $2.5 million, or 10.9%, to $25.1 million for the nine months ended September 30, 2021 from $22.6 million for the nine months ended September 30, 2020, due primarily to an increase in interest income and acceleration of recognized fees due to forgiveness on PPP loans.

Excluding PPP loans, interest income on loans decreased $513,000, or 2.6%, to $19.0 million for the nine months ended September 30, 2021 from $19.5 million for the nine months ended September 30, 2020. Excluding PPP loans, our average balance of loans increased $6.1 million, or 1.2%, to $503.4 million for the nine months ended September 30, 2021 from $497.3 million for the nine months ended September 30, 2020. Our average yield on loans, not including PPP loans, decreased 20 basis points to 5.03% for the nine months ended September 30, 2021 from 5.23% for the nine months ended September 30, 2020, due to the interest rate environment.

Interest income on PPP loans increased $2.9 million to $5.4 million for the nine months ended September 30, 2021 from $2.5 million for the nine months ended September 30, 2020. Our average yield on PPP loans increased 282 basis points to 7.83% for the nine months ended September 30, 2021 from 5.01% for the nine months ended September 30, 2020, as a result of the acceleration of recognized fees due to forgiveness of loans by SBA.

Interest income on securities (excluding FHLB stock) increased $168,000 to $472,000 for the nine months ended September 30, 2021 from $304,000 for the nine months ended September 30, 2020. The average balance of securities increased $12.5 million, or 66.3%, to $31.4 million for the nine months ended September 30, 2021 from $18.9 million for the nine months ended September 30,

2020, due to investing excess liquidity in investments securities. The average yield on securities decreased by 14 basis points, to 2.01% from 2.15%, as a result of decreases in interest rates.

Interest income on interest-earning deposits decreased $51,000, or 27.6%, to $134,000 for the nine months ended September 30, 2021 from $185,000 for the nine months ended September 30, 2020. The decrease in interest income on interest-earning deposits was due to a 16 basis point decrease in the average yield, as interest rates decreased during the nine months ended September 30, 2020, partially offset by a $23.3 million increase in the average balance, as a result of excess liquidity.

Interest Expense. Interest expense decreased $2.0 million, or 44.2%, to $2.5 million for the nine months ended September 30, 2021, compared to $4.4 million for the nine months ended September 30, 2020, due to decreases in interest expense on deposits and borrowings due to the continued low interest rate environment and decreases in the average balance of borrowings.

Interest expense on certificates of deposit decreased $773,000, or 37.5%, to $1.3 million for the nine months ended September 30, 2021 from $2.1 million for the nine months ended September 30, 2020. The average balance of certificates of deposit decreased to $114.6 million for the nine months ended September 30, 2021 compared to $159.2 million for the nine months ended September 30, 2020, and the average rate we paid on certificates of deposit decreased 23 basis points to 1.49% for the nine months ended September 30, 2021 from 1.72% for the nine months ended September 30, 2020, as we have lowered rates. Interest expense on savings accounts and market rate checking accounts also decreased $415,000, or 57.2%, and $416,000, or 52.4%, respectively. These decreases were due to continued decreases in market rates, and were partially offset by increases in the average balances of such accounts as a result of excess funds related to PPP loans.

Interest expense on borrowings decreased to $365,000 for the nine months ended September 30, 2021 compared to $649,000 for the nine months ended September 30, 2020, as the average balance of FHLB advances decreased $8.3 million from the previous period, and we repaid PPPLF borrowings and prepaid our holding company loan.

Net Interest Income. Net interest income increased $4.4 million, or 24.4%, and was $22.6 million for the nine months ended September 30, 2021 compared to $18.2 million for the nine months ended September 30, 2020. Our net interest rate spread increased by 52 basis points to 3.94% for the nine months ended September 30, 2021 from 3.42% for the nine months ended September 30, 2020, reflecting a 3 basis point increase in the yield on interest-earning assets and a 49 basis point decrease in the rate paid on interest-bearing liabilities as discussed above. Our net interest margin was 4.17% for the nine months ended September 30, 2021 compared to 3.69% for the nine months ended September 30, 2020.

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

After an evaluation of these factors we recorded a provision for loan losses of $975,000 for the nine months ended September 30, 2021 and $1.4 million for the nine months ended September 30, 2020. Our allowance for loan losses was $7.6 million at September 30, 2021 compared to $6.4 million at December 31, 2020 and $5.7 million at September 30, 2020. The allowance for loan losses to total loans was 1.33% at September 30, 2021 compared to 1.06% at December 31, 2020 and 0.91% at September 30, 2020. The allowance for loan losses to total loans is an “all-in” number, meaning it includes all originated and acquired loans. This reduces the overall allowance for loan loss to total loans percentage. However, the acquired loans portfolio was marked to fair market value at acquisition and no carryover of the allowance was allowed. The allowance for loan loss to total loans with the total originated and acquired loans is 1.33% at September 30, 2021 compared to 1.06% at December 31, 2020. Excluding the acquired loans, the allowance to total loans is 1.89% at September 30,2021 compared to 1.71% at December 31, 2020. The allowance for loan losses to non-performing loans was 122.76% at September 30, 2021 compared to 129.79% at December 31, 2020 and 153.65% at September 30, 2020. We had net recoveries of $295,000 and $177,000 during the nine months ended September 30, 2021 and 2020, respectively.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2021. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $508,000, or 31.8%, to $2.1 million for the nine months ended September 30, 2021 from $1.6 million for the nine months ended September 30, 2020. This was primarily a result of an increase of $411,000 in other non-interest income, consisting primarily of income received from a bank owned life insurance death benefit claim, an increase in service charges on deposits accounts, and gains on the sale of Bank owned properties.

Non-interest Expenses. Non-interest expenses information is as follows.

	Nine Months Ended September 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$7,609	$8,767	$(1,158)	(13.2)%
Deferred compensation	188	211	(23)	(11.0)%
Occupancy	2,329	2,071	258	12.4%
Advertising	296	173	123	71.1%
Data processing	1,518	1,773	(255)	(14.4)%
Other real estate owned	19	11	8	72.7%
Net (gain) loss on sale of other real estate owned	(127)	188	(315)	(167.6)%
Legal and accounting	555	1,196	(641)	(53.6)%
Organizational dues and subscriptions	266	238	28	11.8%
Director compensation	150	153	(3)	(2.0)%
Federal deposit insurance premiums	201	304	(103)	(33.9)%
Writedown of premises and equipment	888	—	888	100.00%
Other	1,700	1,324	376	28.4%
Total non-interest expenses	$15,592	$16,409	$(817)	(5.0)%

Salaries and employee benefits expense, data processing expense, and legal and accounting expense decreased significantly for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due primarily to non-recurring expenses related to our acquisition of ABB Financial and Affinity Bank in the 2020 period. We also recorded a net gain on sale of other real estate owned during the nine months ended September 30, 2021, compared to a net loss during the nine months ended September 30, 2020. Partially offsetting these decreases, we recorded an $888,000 writedown of premises and equipment consisting primarily of a writedown of premises and equipment and occupancy expense, due to facilities consolidation. We also recorded increases in occupancy expense due to the write-off of lease expense on a closed office and in advertising expense due to increased marketing expenses.

Income Tax Expense. We recorded income tax expense of $1.9 million for the nine months ended September 30, 2021 compared to $324,000 for the nine months ended September 30, 2020. The increase in income tax expense was due to the higher net income before taxes in the 2021 period.

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

The table below sets forth, as of September 30, 2021, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$25,358	6.87%
+200	24,669	3.96%
Level	23,730	—
-200	23,313	(1.76)%
-400	23,009	(3.04)%

(1) Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced an 3.96% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 1.76% decrease in net interest income. At September 30, 2020, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 1.89% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 2.98% increase in net interest income.

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

The table below sets forth, as of September 30, 2021, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$110,465	$(9,554)	(7.96)%	15.08%	8
+200	115,243	(4,776)	(3.98)%	15.07%	7
—	120,019	—	—	15.00%	—
-200	116,229	(3,790)	(3.16)%	14.31%	(69)
-400	115,862	(4,157)	(3.46)%	14.28%	(72)

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at September 30, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 3.98% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 3.16% decrease in net economic value. At September 30, 2020, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 3.79% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 1.47% decrease in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at September 30, 2021, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2021, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans. Amounts are based on a preliminary balance sheet as of September 30, 2021, and may not equal amounts included in our unaudited consolidated financial statements for the quarter ended September 30, 2021. However, we believe that there would be no material changes in the results of the gap analysis if the unaudited financial results included in Part 1, Item 1 of this quarterly report had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$113,589	$113,589	$113,589	$113,589	$113,589	$130,910
Investments	16,046	16,991	19,878	22,523	31,047	46,547
Net loans	65,568	101,704	160,012	251,960	447,833	563,547
Other assets	—	—	—	—	—	48,623
Total	$195,203	232,284	293,479	388,072	592,469	$789,627

Liabilities:
Non-maturity deposits	$168,408	187,870	226,793	275,727	422,301	$521,254
Certificates of deposit	17,437	33,505	55,855	75,083	99,804	104,935
Borrowings	6,624	6,624	6,624	6,624	36,624	54,624
Other liabilities	—	—	—	—	—	6,885
Equity capital	—	—	—	—	—	101,930
Total (1)	$192,469	227,999	289,272	357,434	558,729	$789,628

Asset/liability gap	$2,734	4,285	4,207	30,638	33,740
Gap/assets ratio (2)	(0.35)%	(0.54)%	(0.53)%	3.88%	4.27%

(1) Amounts do not foot due to rounding.

(2) Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($790.0 million).

At September 30, 2021, our asset/liability gap from zero days to one year was $4.2 million, resulting in a gap/assets ratio of (0.53)%. At September 30, 2020, our asset/liability gap from zero days to one year was $72.5 million, resulting in a gap/assets ratio of 8.17%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At September 30, 2021, we had a $196.7 million line of credit with the Federal Home Loan Bank of Atlanta, with advances of $48.0 million outstanding and an $8.0 million letter of credit outstanding, and we had a $5.0 million unsecured federal funds line of credit and a $7.5 million unsecured federal funds line of credit. We also have a line of $59.5 million with the Federal Reserve Bank of Atlanta Discount Window secured by $107.7 million in loans. No amount was outstanding on the unsecured lines of credit or the Discount Window at September 30, 2021.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $13.3 million for the nine months ended September 30, 2021, compared to net cash used in operating activities of $469,000 for the nine months ended September 30, 2020. Net cash provided by investing activities was $7.8 million for the nine months ended September 30, 2021, compared to net cash used in investing activities of $143.8 million for the nine months ended September 30, 2020. Net cash used in investing activities typically consists primarily of disbursements for loan originations and purchases of investment securities, but also included $22.7 million net cash disbursed in connection with our acquisition of ABB and Affinity Bank during the nine months ended September 30, 2020. Net cash used in financing activities, which consists primarily of activity in deposit accounts and proceeds/repayments of FHLB advances, was $68.3 million for the nine months ended September 30, 2021, which included repaying $100.8 million of PPPLF borrowings, partially offset by proceeds from our January 2021 stock offering of $37.1 million, compared to net cash provided by financing activities of $275.7 million for the nine months ended September 30, 2020, which included $129.9 million of PPPLF borrowings.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2021, we exceeded all of our regulatory capital requirements and the Bank is categorized as “well capitalized.” Management is not aware of any conditions or events since the most recent notification that would change our category. The Bank’s actual capital amounts and ratios for September 30, 2021 and December 31, 2020 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021:
Common Equity Tier 1
(to Risk Weighted Assets)	$81,901	14%	$25,999	4.50%	$37,555	6.50%
Total Capital
(to Risk Weighted Assets)	$89,128	15%	$46,221	8%	$57,776	10%
Tier I Capital
(to Risk Weighted Assets)	$81,901	14%	$34,666	6%	$46,221	8%
Tier I Capital
(to Average Assets)	$81,901	11%	$30,830	4%	$38,538	5%

As of December 31, 2020:
Common Equity Tier 1
(to Risk Weighted Assets)	$61,290	12%	$23,531	4.50%	$33,989	6.50%
Total Capital
(to Risk Weighted Assets)	$67,667	13%	$41,833	8%	$52,291	10%
Tier I Capital
(to Risk Weighted Assets)	$61,290	12%	$31,375	6%	$41,833	8%
Tier I Capital
(to Average Assets)	$61,290	10%	$24,661	4%	$30,826	5%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2021, we had outstanding commitments to originate loans of $56.4 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from September 30, 2021 totaled $55.6 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2021, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

101.0

The following materials for the quarter ended September 30, 2021, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Earnings, (iii) Statements of Comprehensive Income, (iv) Statements of Changes in Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

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

AFFINITY BANCSHARES, INC.

Date:	November 12, 2021	/s/ Edward J. Cooney
Edward J. Cooney
Chief Executive Officer and Director

Date:	November 12, 2021	/s/ Tessa M. Nolan
Tessa M. Nolan
Senior Vice President and Chief Financial Officer