Form 10-K
period 2021-12-31
Affinity Bancshares, Inc.
filed 2022-03-18
CIK 1823406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $12.97 as of June 30, 2021, was $89.1 million.

As of March 16, 2022 there were 6,636,093 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders. (Part III)

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
•
the effects of climate change and societal, investor and governmental responses to climate change;
•
the effects of social and governance change and societal and investor sentiment and governmental responses to social and governance matters;
•
the effects of domestic and international hostilities, including terrorism;
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and
•
the effects of any pandemic disease, natural disaster, war, act of terrorism, accident, or similar action or event.

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be fully controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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

On January 20, 2021, Affinity Bancshares, Inc. completed the Conversion. Affinity Bancshares, Inc. raised gross proceeds of $37.1 million by selling a total of 3,701,509 shares of common stock at $10.00 per share in the second-step stock offering. Affinity Bancshares, Inc. utilized $3.0 million of the proceeds to fund an addition to its Employee Stock Ownership Plan (“ESOP”) loan for the acquisition of additional shares at $10.00 per share. Expenses incurred related to the offering were $1.7 million, and were recorded against offering proceeds. The Company invested $16.3 million of the net proceeds it received from the sale into Affinity Bank’s operations and has retained the remaining amount for general corporate purposes. Concurrent with the completion of the stock offering, each share of Community First Bancshares, Inc. common stock owned by public stockholders (stockholders other than Community First Bancshares, MHC) was exchanged for 0.90686 shares of Company common stock.

Affinity Bancshares, Inc. conducts its operations primarily through its wholly owned subsidiary, Affinity Bank, a federally chartered savings bank. Affinity Bancshares, Inc. manages its operations as one unit, and thus does not have separate operating segments. At December 31, 2021, Affinity Bancshares, Inc. had total assets of $788.1 million, loans of $575.8 million, deposits of $614.8 million, and stockholders’ equity of $121.0 million.

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

Market Area

We conduct our operations from our main office and one additional branch office in Covington, Georgia, which is located in Newton County, Georgia, and one branch office in Atlanta, Georgia, which is located in Cobb County, as well as a commercial loan production office located in Alpharetta, Georgia, which is in Fulton County. Our indirect automobile lending division, Affinity Bank Dealer Select (formerly “Community First Auto”), operates out of an office in Monroe, Georgia. In addition, we gather deposits nationwide through our virtual bank, FitnessBank.

Covington, Georgia is located 35 miles east of Atlanta, Georgia and 47 miles south of Athens, Georgia. In Newton County, services are the largest employment sector and represent 22% of the non-farm, non-government labor force. Other significant employer industries in the county include education/healthcare/social services, wholesale/retail trade, finance/insurance/real estate and construction. There are approximately 1,500 businesses operating in Newton County. Newton County’s total population was estimated at 115,789 as of January 1, 2022 and grew 9.9% from 2012 to 2022, while the population of the state of Georgia grew 9.5% during that same period. Newton County’s population is projected to grow 5.7% between 2022 and 2027, compared to 4.4% for the State of Georgia. As of January 1, 2022, the median household income in Newton County was approximately $61,967, which was lower than the Georgia state median of $68,363 and lower than the national median household income of $72,465.

Cobb County, with a total estimated population of 771,192 as of January 1, 2022, grew 10.1% between 2012 and 2022, and is projected to grow another 4.3% by 2027. In Cobb County, the services sector represents 32% of the non-farm, non-government labor force. Cobb County has approximately 21,000 businesses, with other significant employee representation including retail trade, health care and social assistance. The median household income in Cobb County was approximately $88,159, which is higher than the Georgia and national medians.

Fulton County, with a total population of 1,098,764 as of January 1, 2022, grew 16.7% since 2012, and is projected to grow another 5.7% by 2027. It has approximately 38,000 businesses, with the most significant employee representation in professional, scientific, and technical services, health care and social assistance and retail trade.

The following table provides information with respect to unemployment rates for our market areas, the State of Georgia and the United States as a whole:

	Unemployment Rate
Region	December 2021	December 2020	Change

United States	3.70%	6.50%	(2.80)%
Georgia	2.90%	5.10%	(2.20)%
Cobb County, Georgia	2.00%	4.80%	(2.80)%
Fulton County, Georgia	2.70%	6.90%	(4.20)%
Newton County, Georgia	2.60%	6.40%	(3.80)%

Unemployment rates were significantly impacted by the COVID-19 pandemic, but they have improved significantly from last year and for all counties where we have a physical branch office or loan production office, the unemployment rate was below both the national and State of Georgia unemployment rate for December 2021.

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

Competition

We face competition within our local market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2021 (the most recent date for which data is available), our market share of deposits represented 22.81% of Federal Deposit Insurance Corporation-insured deposits in Newton County and 1.46% in Cobb County, ranking us second and 13th, respectively, in market share of deposits out of eight institutions operating in Newton County and 23 institutions operating in Cobb County.

Lending Activities

General. Our historical lending activity consists of originating commercial real estate loans, commercial and industrial loans and residential real estate loans and, to a lesser extent, construction and land loans and consumer loans. We initiated indirect automobile lending in 2018. As a result of our acquisition of the former Affinity Bank, we have a specialized expertise in lending to dentists and dental practices, with loans to the dental industry totaling $179.8 million, or 30.6% of our loan portfolio, as of December 31, 2021. Of this amount, 68% consisted of commercial business loans and 32% consisted of commercial real estate loans, with the remaining amount being unsecured loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. In addition to the loans included in the table below, at December 31, 2021, we had no loans held for sale, $59,000 of loans in process, $958,000 of deferred loan fees (including $243,000 of PPP deferred loan fees), and $1.8 million in indirect auto dealer reserve costs.

	At December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential (1)	$63,065	10.80%	$91,777	15.33%
Commercial (2)	262,704	44.95%	178,571	29.83%
Construction and land	16,317	2.79%	23,571	3.94%
Commercial and industrial loans
Commercial and industrial loans	152,835	26.15%	155,554	25.99%
Paycheck Protection Program loans	17,883	3.06%	101,749	17.00%
Consumer loans	71,580	12.25%	47,393	7.91%
	584,384	100.00%	598,615	100.00%
Less:
Allowance for losses	8,559		6,361
Total loans	$575,825		$592,254

(1) Includes home equity loans and lines of credit, which totaled $2.7 million and $2.3 million for the years ending December

31, 2021 and 2020, respectively.

(2) Includes multi-family residential real estate loans, which totaled $5.8 million for both years ending December 31, 2021 and

2020.

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2021. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

December 31, 2021	One- to Four-Family Residential Real Estate	Commercial Real Estate	Construction and Land
	(In thousands)
Amounts due in:
Due in one year or less	$1,395	$16,580	$9,412
After one through five years	5,141	98,136	5,719
After five through 15 years	28,694	130,406	1,186
After 15 years	27,835	17,582	—
Total	$63,065	$262,704	$16,317

December 31, 2021	Commercial and Industrial	Paycheck Protection Program	Consumer	Total
	(In thousands)
Amounts due in:
Due in one year or less	$3,541	$252	$206	$31,386
After one through five years	33,019	17,631	38,787	198,433
After five through 15 years	114,497	—	32,587	307,370
After 15 years	1,778	—		47,195
Total	$152,835	$17,883	$71,580	$584,384

The following table sets forth our fixed and adjustable-rate loans at December 31, 2021 that are contractually due after December 31, 2022.

	Due After December 31, 2022
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$54,532	$7,138	$61,670
Commercial	214,883	31,241	246,124
Construction and land	5,852	1,053	6,905
Commercial and industrial loans
Commercial and industrial loans	139,125	10,169	149,294
Paycheck Protection Program loans	17,631	—	17,631
Consumer loans	70,808	566	71,374
Total loans	$502,831	$50,167	$552,998

(1)
Consists of home equity loans and lines of credit.

Commercial and Industrial Loans. We make commercial and industrial loans, primarily in our market area, to a variety of professionals, sole proprietorships and small businesses, including dental loans, which are originated throughout the Southeastern United States. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2021, commercial and industrial loans were $152.8 million, or 26.2% of our gross loans. This total excludes $17.9 million of loans originated under the PPP, which are described below. As part of our relationship driven focus, we encourage our commercial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and net interest margin.

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

Our commercial business loans to dental professionals totaled $179.8 million at December 31, 2021. The significant majority of these loans are secured by practice assets with the goodwill of each practice providing the value for lending. We consider numerous factors when underwriting dental loans, including transactional risk related to the selling doctor in a practice purchase, if applicable, procedures performed, insurance taken and the good standing of the dentist by state boards. We lend across all dental specialties: general, cosmetic, orthodontist, endodontist, periodontist, pediatric, and oral surgery. The majority of our dental loans are originated to professionals and practices located in the State of Georgia, with the remainder originated through the contiguous states. We target dental practice loans with principal balances between $250,000 and $750,000, although we will originate dental practice loans with principal balances in excess of $750,000. The significant majority of our dental loans are to solo practitioners or small practices with two professionals. We remain knowledgeable of trends in the dental industry through regular contact with our borrowers as well as through our participation in dental managers associations and our dental advisory board.

The CARES Act established the PPP through the SBA, which allowed us to lend money to small businesses to maintain employee payrolls through the COVID-19 crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meet certain other requirements. PPP loans have a fixed interest rate of 1.00% and a maturity date of either two or five years. Such loans totaled $17.9 million at December 31, 2021.

Our largest commercial and industrial loan at December 31, 2021 totaled $2.5 million, was originated in 2016 and is secured by accounts receivable. At December 31, 2021, this loan was performing in accordance with its terms.

Commercial Real Estate Loans. Our commercial real estate loans (which includes multi-family residential loans) are secured primarily by dental/medical professional properties, church campuses and other small businesses. At December 31, 2021, we had $262.7 million in commercial real estate loans, representing 45.0% of our total loan portfolio. At that date, $159.2 million, or 60.6% of our commercial real estate loans, were secured by owner-occupied properties. This amount included $60.7 million of dental loans, $22.2 million of church loans and $5.8 million of multi-family residential real estate loans. At December 31, 2021, our commercial real estate loans had an average balance of $579,000.

Most of our commercial real estate loans are balloon loans with a five-year initial term and a 20-year amortization period. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. All of our commercial real estate loans are subject to our underwriting procedures and guidelines. At December 31, 2021, our largest commercial real estate loan totaled $7.5 million and is secured by a well-established, anchored, retail shopping center. At December 31, 2021, this loan was performing in accordance with its terms.

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

One- to Four-Family Residential Real Estate Lending. At December 31, 2021, we had $63.1 million of loans secured by one- to four-family real estate, representing 10.8% of our total loan portfolio. We currently originate adjustable-rate and fixed-rate one- to four-family residential real estate loans, although our ability to originate adjustable-rate residential mortgage loans is significantly limited in the current interest rate environment. We historically originated fixed-rate one- to four-family residential real estate loans with balloon terms, but recently began originating adjustable-rate one- to four-family residential real estate loans. At December 31, 2021, $7.1 million, or 11.3%, of our one- to four-family residential real estate loans were adjustable-rate loans.

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

Construction and Land Loans. We make construction loans, primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2021, our residential construction loans totaled $16.3 million, representing 2.8% of our total loan portfolio, and included $1.8 million of land loans. At December 31, 2021, $263,000 of our single-family construction loans were to individuals and $5.8 million were to contractors and builders. In addition, we had $8.4 million of commercial construction and development loans as of December 31, 2021, which included $5.4 million of commercial development and land loans.

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

At December 31, 2021, our largest construction and land loan was for $4.5 million, of which $4.4 million was outstanding. This loan was originated in 2019 to construct a new branded hotel and is secured by land and improvements. This loan was performing according to its terms at December 31, 2021.

Consumer Loans. We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. Our consumer loans generally consist of indirect loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. At December 31, 2021, consumer and other loans were $71.6 million, or 12.2% of gross loans.

In 2018, we established our indirect automobile lending division, Affinity Bank Dealer Select (“ABDS”, and formerly named Community First Auto), which currently operates from an office in Monroe, Georgia. This division has an experienced manager and sales team to operate this line of business. At December 31, 2021, we had $69.1 million in indirect automobile loans, and our internal policies limit such loans to 200% of capital and 25% of our loan portfolio.

ABDS purchases retail installment sales contracts from dealerships in the states of Alabama, Georgia, Florida, Tennessee, North Carolina, South Carolina, Kentucky and Virginia. A dealership submits credit applications to ABDS for consideration. ABDS fully underwrites each loan for creditworthiness, vehicle valuation, debt ratios and the consumer’s stability. ABDS underwrites each loan to ensure all credit policy guidelines are followed. Applications that are approved and counter-offered are submitted to ABDS for verification and funding.

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

We sometimes purchase whole loans from third parties to supplement our loan production. These loans generally consist of loans to health care professionals and loans secured by manufactured housing. At December 31, 2021, we had $1.6 million of whole loans that we purchased. The majority of our purchased loans are to borrowers who are not located in our primary market area.

In addition, from time to time, we may purchase or sell participation interests in loans. We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures. At December 31, 2021, we had $3.9 million of committed funds for loan participation interests that we purchased, and at that date, we had $16.3 million of loans for which we had sold participation interests.

We do not originate significant amounts of loans for sale, but we occasionally sell loans, primarily to generate fee income. We currently broker loan sales through Quicken Loans and receive fees related to such sales. For the year ended December 31, 2021, we received $255,000 in fee income. At December 31, 2021, we had no loans held for sale.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that Affinity Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Affinity Bank’s unimpaired capital and surplus. At December 31, 2021, based on the 15% limitation, Affinity Bank’s loans-to-one-borrower limit was approximately $15.5 million. On the same date, Affinity Bank had no borrowers with outstanding balances in excess of this amount. At December 31, 2021, our largest loan relationship with one borrower was for $10.7 million, which was for several loans secured by convenience stores, and the underlying loan was performing in accordance with their terms on that date.

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

Under the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from troubled debt restructuring classification under U.S. GAAP. In addition, the bank regulatory agencies have issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) for loans that were current as of the loan modification program implementation date are not troubled debt restructurings. For the years ended December 31, 2020 and 2021, we have granted short-term deferrals on 744 loans that were otherwise performing, totaling approximately $189.6 million. As of December 31, 2021, all of these loans but one had returned to normal payment status. This loan is in non accrual status.

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated. We had no PPP loans delinquent at December 31, 2021.

	At December 31,
	2021			2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One- to four-family residential	$4,094	$1,711	$321	$4,308	$1,094	$1,444
Commercial	—	—	3,200	3,386	—	1,136
Construction and land	—	—	—	1,392	—	—
Commercial and industrial loans
Commercial and industrial loans	338	—	813	29	—	1,085
Paycheck Protection Program loans	—	—	—	—	—	—
Consumer loans	289	45	—	78	—	73
Total	$4,721	$1,756	$4,334	$9,193	$1,094	$3,738

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $0 and $241,000 for the years ending December 31, 2021 and 2020, respectively. No PPP loans were considered non-performing at December 31, 2021.

	At December 31,
	2021	2020
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$2,873	$2,587
Commercial	3,200	1,157
Construction and land	—	—
Commercial and industrial loans	813	1,085
Paycheck Protection Program loans	—	—
Consumer loans	125	73
Total non-accrual loans	$7,011	$4,902
Accruing loans past due 90 days or more	—	—
Real estate owned:
One- to four-family residential	—	320
Commercial	3,538	972
Construction and land	—	—
Commercial and industrial loans	—	—
Consumer loans	—	—
Total real estate owned	3,538	1,292
Total non-performing assets	$10,549	$6,194
Total accruing troubled debt restructured loans	$1,056	$3,286
Total non-performing loans to total loans (1)	1.20%	0.82%
Total non-performing assets to total assets (2)	1.34%	0.73%

(1) The increase in this ratio was due to one non-performing hotel loan in the amount of $3.2 million.

(2) The increase in this ratio was due to our listing for sale our former operations building, resulting in the property being moved to OREO.

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

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At December 31,
	2021	2020
	(In thousands)
Substandard assets	$8,398	$6,280
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$8,398	$6,280
Special mention assets	$3,054	$847

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

	Years Ended December 31,
	2021	2020
	(Dollars in thousands)
Allowance at beginning of period	$6,361	$4,134
Provision for loan losses	1,075	2,000
Charge offs:
Real estate loans:
One- to four-family residential	—	(126)
Commercial	—	(30)
Construction and land	—	—
Commercial and industrial loans	(234)	—
Paycheck Protection Program loans	—	—
Consumer loans	(76)	(29)
Total charge-offs	(310)	(185)
Recoveries:
Real estate loans:
One- to four-family residential	73	100
Commercial	1,307	246
Construction and land	—	—
Commercial and industrial loans	37	36
Paycheck Protection Program loans	—	—
Consumer loans	16	30
Total recoveries	1,433	412
Net (charge-offs) recoveries	1,123	227
Allowance at end of period	$8,559	$6,361
Allowance to non-performing loans (1)	122.08%	129.79%
Allowance to total loans outstanding at the end of the period (1)	1.46%	1.06%
Net (charge-offs) recoveries to average loans outstanding during the period	0.19%	0.04%

(1) The decrease in this ratio was due to one non-performing hotel loan in the amount of $3.2 million.

(2) The increase in this ratio was due to a significant recovery of a previously charged off loan and the increase in provision.

(3) The increase in this ratio was largely due to a significant recovery of a previously charged off loan.

The following table sets forth information with respect to charge-offs and recoveries by loan category.

	For the Year Ended December 31,
	2021			2020
	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance
Real estate loans:
One- to four-family residential	$73,391	$(73)	(0.10)%	$96,859	$26	0.03%
Commercial	225,340	(1,307)	(0.58)%	186,653	(216)	(0.12)%
Construction and land	15,023	0	—	30,411	0	—
Commercial and industrial loans	225,207	197	0.09%	229,408	(36)	(0.02)%
Consumer loans	57,599	60	0.10%	38,468	(1)	(0.00)%
Total gross loans	596,560	$(1,123)	(0.19)%	581,799	$(227)	(0.04)%
Deferred loan fees, net	958			1,980
Total loans outstanding at end of year	$595,602		(0.19)%	$579,819		(0.04)%

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

	At December 31,
	2021			2020
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$502	5.87%	10.80%	$970	15.36%	15.33%
Commercial	4,681	54.71%	44.95%	3,084	48.83%	29.83%
Construction and land	162	1.89%	2.79%	224	3.55%	3.94%
Commercial and industrial loans	2,242	26.21%	26.15%	1,320	20.91%	25.99%
Paycheck Protection Program loans	—	—	3.06%	—	—	17.00%
Consumer loans	969	11.32%	12.25%	719	11.37%	7.91%
Total allocated allowance	8,556	100.00%	100.00%	6,317	100.00%	100.00%
Unallocated	3			44
Total	$8,559			$6,361

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

At December 31, 2021, our investment portfolio consisted of U.S. Treasury securities, securities and obligations issued by U.S. government-sponsored enterprises, securities issued by municipal governments as well as corporate securities.

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

At December 31, 2021, our investment portfolio consisted of U.S. Treasury securities, securities and obligations issued by U.S. government-sponsored enterprises and the Federal Home Loan Bank of Atlanta, municipal securities and corporate securities. At December 31, 2021, we owned $2.2 million of Federal Home Loan Bank of Atlanta stock. As a member of Federal Home Loan Bank of Atlanta, we are required to purchase stock in the Federal Home Loan Bank of Atlanta, which stock is carried at cost and classified as restricted equity securities. In addition, at December 31, 2021, we owned $250,000 of First National Bankers Bank stock. We purchased the stock of First National Bankers Bank in connection with a $5.0 million loan from First National Bankers Bank to Community First Bancshares, Inc., which was repaid in January 2021.

As of December 31, 2021, there were no securities with an amortized cost or estimated fair value that exceeded 10% of our total equity.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2021, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. There were no held-to-maturity securities at December 31, 2021. Weighted average yield of investment securities is calculated by taking the amortized cost of each security multiplied by its yield and then taking the sum of those and dividing by the total amortized cost. Following is a maturity schedule at December 31, 2021 for available-for-sale securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
		(Dollars in thousands)

U.S. Treasury securities	$—	—	$—	—	$5,068	1.49%	$—	—	$5,068	$5,050	1.49%
Municipal securities – tax exempt	—	—	—	—	—	—	540	1.99%	540	536	1.99%
Municipal securities – taxable	—	—	—	—	—	—	796	1.82%	796	790	1.82%
U.S. Government sponsored enterprises	—	—	—	—	—	—	11,837	2.31%	11,837	11,542	2.31%
Government agency mortgage-backed securities	—	—	5,344	2.45%	11,709	1.50%	4,318	1.77%	21,371	21,339	1.79%
Corporate securities	—	—	—	—	8,925	3.22%	500	3.50%	9,425	9,300	3.23%
Total	$—	—	$5,344	2.45%	$25,702	2.09%	$17,990	2.18%	$49,037	$48,557	2.17%

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

Deposits. Our deposits are generated primarily from our primary market area. We also generate deposits nationwide through our virtual bank, FitnessBank, which accepts deposits and provides higher interest rates based on customers meeting certain fitness goals. We offer a selection of deposit accounts, including savings accounts, checking accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have the authority to accept brokered deposits but had no such deposits as of December 31, 2021. We also offer a Kasasa (rewards) deposit program, which promotes free checking accounts with either attractive interest rates or cash-back rewards.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2021			2020
	Amount	Percent	Average Rate	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing checking accounts	$193,940	31.55%	—	$160,819	25.12%
Savings accounts	86,745	14.11%	0.43%	96,591	15.09%
Interest-bearing checking accounts	91,387	14.86%	0.21%	129,813	20.28%
Market rate checking accounts	145,969	23.74%	0.35%	121,317	18.95%
Certificates of deposits	96,758	15.74%	1.47%	131,625	20.56%
Total	$614,799	100.00%	0.41%	$640,165	100.00%

As of December 31, 2021, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 was approximately $22.6 million. The following table sets forth the maturity of these certificates as of December 31, 2021 and 2020.

	At December 31, 2021	At December 31, 2020
	(In thousands)
Maturity Period:
Three months or less	$4,751	$3,443
Over three through six months	3,418	8,474
Over six through twelve months	6,436	9,095
Over twelve months	7,965	11,847
Total	$22,570	$32,859

At December 31, 2021 and 2020, we had $317.7 million and $259.3 million of deposits in excess of $250,000, respectively, which is the federal deposit insurance limit. As of those dates, we had no deposits that were uninsured for any other reason.

Borrowings. As of December 31, 2021, we had $44.7 million available on our line of credit with the Federal Home Loan Bank of Atlanta. The balances outstanding in FHLB advances were $49.0 million and $19.1 million at December 31, 2021 and 2020, respectively. The weighted average rate was 1.36% and 2.46% at December 31, 2021 and 2020, respectively.

In addition to the Federal Home Loan Bank of Atlanta line of credit, we have two unsecured federal funds lines of credit, in the amounts of $7.5 million and $5.0 million. No amount was outstanding on these lines of credit at December 31, 2021 or 2020, or during the years ended December 31, 2021 or 2020, except for amounts required for annual testing.

During the year ended December 31, 2020, Affinity Bank borrowed $100.8 million from the Federal Reserve Bank of Atlanta under the Paycheck Protection Program Liquidity Facility to fund PPP loans under the CARES Act. These borrowings were secured by Paycheck Protection Program loans totaling $101.7 million originated during the year ended December 31, 2020. These borrowings had a fixed interest rate of 0.35% and a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loan. In January 2021, we repaid the Federal Reserve Bank PPP Liquidity Facility loans. No amount was outstanding for December 31, 2021.

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

Personnel

As of December 31, 2021, we had 90 full-time employees and six part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2021 and 2020, Affinity Bancshares, Inc. had no minimum tax credit carryovers.

Net Operating Loss Carryovers. As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry net operating losses forward indefinitely. At December 31, 2021 and 2020, Affinity Bancshares, Inc. had no federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2021 and 2020, Affinity Bancshares, Inc. had no capital loss carryovers.

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

Net Operating Loss Carryovers. Generally, Georgia law conforms to federal law and a financial institution may carry back Georgia net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2021 and 2020, Affinity Bank had no Georgia net operating loss carryforwards.

Bank Tax Credit. All financial depositary institutions that conduct business or own property in Georgia are required to file a Georgia Financial Institutions Business Occupation Tax based on Georgia gross receipts. Any local license tax and state occupation tax paid a depository financial institution is credited dollar for dollar against any state corporate income tax liability of such institution for the tax year during which any such tax is paid. Any unused credits may be carried forward for five years. All bank tax credits were utilized in 2021, so there are no bank tax credits remaining at December 31, 2021. At December 31, 2020, Affinity Bank had $453,000 of bank tax credits available for future use.

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
•
The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, extended by federal mortgage-backing agencies several times by administrative action; and
•
The ability of a borrower of a multi-family federally-backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance would be granted for up to 30 days, which could be extended for up to two additional 30-day periods upon the request of the borrower. Later extensions were made available, for a total of six months, for certain federally-backed multi-family mortgage loans. During the time of the forbearance, the multi-family borrower could not evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multi-family borrower that received a forbearance could not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provided the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

The Paycheck Protection Program

The Paycheck Protection Program (“PPP”), established as part of the CARES Act provided 100% federally guaranteed loans to eligible small businesses through the Small Business Administration’s (“SBA”) 7(a) loan guaranty program for amounts up to 2.5 times the average monthly “payroll costs” of the business. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible for PPP loan forgiveness so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses, including, but not limited to, mortgage interest, rent and utilities. In May 2021, the SBA announced that PPP funding has been exhausted and the SBA stopped accepting new PPP loan applications.

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

Affinity Bank did not opt in to the community bank leverage ratio framework.

At December 31, 2021 and 2020, Affinity Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association, including a covered savings association, may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2021 and 2020, Affinity Bank was in compliance with the loans-to-one borrower limitations.

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

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. The maximum penalties that can be assessed are generally based on the type and severity of the violation, unsafe and unsound practice or other action, and are adjusted annually for inflation. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular federal savings association. If such action is not taken, the Federal Deposit Insurance Corporation has authority to take the action under specified circumstances.

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

At December 31, 2021 and 2020, Affinity Bank met the criteria for being considered “well capitalized.”

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

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution's failure within three years. The current assessment range (inclusive of possible adjustments) for insured institutions of less than $10 billion of total assets is 1.5 basis points.

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

The business activities of savings and loan holding companies are generally limited to those activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations, unless the holding company has elected

“financial holding company” status. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. Affinity Bancshares has not elected financial holding company status. Federal law generally prohibits the acquisition of more than 5% of a class of voting stock of a company engaged in impermissible activities.

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

The Federal Reserve Board has issued supervisory policies regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The guidance also provides for prior consultation with supervisory staff for material increases in the amount of a company’s common stock dividend. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock , to provide opportunity for supervisory review and possible objection, if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Affinity Bancshares to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company, such as Affinity Bancshares, unless the FRB has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act, means ownership, control of or the power to vote 25% or more of any class of voting stock. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with Affinity Bancshares, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

Emerging Growth Company Status

Affinity Bancshares, Inc. is an emerging growth company under the JOBS Act. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of our initial stock offering, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We expect to lose our status as an emerging growth company effective December 31, 2022, which is the end of the fifth year after the completion of our initial stock offering. An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Affinity Bancshares, Inc. will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally a company with less than $250 million of voting and non-voting common equity held by non-affiliates). Finally, an emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. Affinity Bancshares, Inc. has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

ITEM 1A. Risk Factors

Not applicable, as Affinity Bancshares, Inc. is a “smaller reporting company.”

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2021, the net book value of our office properties was $2.0 million, and the net book value of our furniture, fixtures and equipment was $1.7 million. The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:
3175 Highway 278	Owned	1974	$1,439
Covington, Georgia 30014
Other Properties:
Eastside Branch	Owned	2000	601
8278 Highway 278
Covington, Georgia 30014
Former Southside Branch	Building	2006	—
Bypass Road & Highway 36	Owned/Land
10131 Carlin Avenue	Leased
Covington, Georgia 30014
Affinity Bank Office:	Leased	2017	N/A
400 Galleria Parkway SE
Suite 900
Atlanta, Georgia 30339
Loan Production Office	Leased	2019	N/A
5755 North Point Parkway
Suite 91
Alpharetta, Georgia 30022
Affinity Bank Dealer Select Office	Leased	2021	N/A
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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the symbol “AFBI.” As of March 15, 2022 we had 335 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 6,636,093 shares of common stock outstanding.

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

There were no sales of unregistered securities during the quarter ended December 31, 2021.

There were no repurchases of shares of the Company’s common stock during the three months Ended December 31, 2021.

ITEM 6. [Reserved]

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

Overview

Total assets decreased $62.5 million, or 7.4%, to $788.1 million at December 31, 2021 from $850.6 million at December 31, 2020. The decrease was due primarily to a decrease in cash and cash equivalents of $66.5 million, or 37.3%, due to our no longer using the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) for funding as well as the return of excess cash from our oversubscribed January 2021 stock offering, and a decrease in net loans of $16.4 million, or 2.8%, in 2021.

Net income increased $4.5 million, or 145.2%, to $7.6 million for the year ended December 31, 2021, compared to $3.1 million for the year ended December 31, 2020. The increase was due primarily to a decrease in interest expense on deposits of $2.1 million, or 43.6%, due to the continued low interest rate environment, and an increase in interest income on loans of $1.6 million, or 5.2%. Net interest income before provision for loan losses increased $4.1 million, or 16.4%. The provision for loan losses decreased $925,000 to $1.1 million for the year ended December 31, 2021 compared to $2.0 million for the year ended December 31, 2020. Noninterest income increased $522,000, or 24.3%, to $2.7 million for the year ended December 31, 2021 from $2.2 million for the year ended December 31, 2020, primarily as a result of increases in service charges on deposits accounts, interchange income, and secondary market fee income. Noninterest expenses decreased $450,000, or 2.1%, to $21.0 million for the year ended December 31, 2021, from $21.4 million for the year ended December 31, 2020, primarily as a result of decreases in legal and accounting fees and salary and employee expense, which were higher in 2020 due to the merger. Income tax expense increased by $1.5 million for the year ended December 31, 2021, as a result of increased income before income taxes.

The Federal Open Market Committee of the Federal Reserve has indicated that it expects to raise market interest rates in 2022. A rise in interest rates will present us with a slight challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates rise. Therefore, increases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations. As described in “—Management of Market Risk,” our net interest income and our net economic value would decrease as a result of an instantaneous increase in interest rates. To help manage interest rate risk, we promote core deposit products, we continue to diversify our loan portfolio by adding more commercial-related loans, and we proactively manage the liability-side of the balance sheet by adjusting rates offered on our interest-bearing accounts and reviewing long-term funding options to help minimize the compression on our net interest margin. See “—Management of Market Risk.”

Selected Financial Data

The summary information presented below at each date or for each of the periods presented is derived in part from the financial statements of Community First Bancshares, Inc. and Affinity Bank. The financial condition data at December 31, 2021, 2020 and 2019, and the operating data for the years ended December 31, 2021, 2020 and 2019, were derived from the audited consolidated financial statements of Community First Bancshares, Inc. included elsewhere in this annual report. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this annual report.

	At December 31,
	2021	2020	2019
	(In thousands)
Selected Financial Condition Data:
Total assets	$788,088	$850,628	$319,294
Cash and cash equivalents	111,776	178,253	48,117
Securities held-to-maturity	—	—	—
Securities available-for-sale	48,557	24,005	3,818
Other investments	2,476	1,596	278
Loans receivable, net	575,825	592,254	247,956
Other real estate owned	3,538	1,292	140
Premises and equipment, net	3,783	8,617	8,513
Deposits	614,799	640,165	238,181
FHLB advances	48,988	19,117	—
Paycheck Protection Program Liquidity Facility borrowings	—	100,813	—
Other borrowings	—	5,000	—
Stockholders' equity	120,968	80,785	77,167

	For the Years Ended December 31,
	2021	2020	2019
	(In thousands)
Selected Operating Data:
Interest income	$32,453	$30,632	$14,997
Interest expense	3,177	5,490	2,312
Net interest income	29,276	25,142	12,685
Provision for loan losses	1,075	2,000	—
Net interest income after provision for loan losses	28,201	23,142	12,685
Noninterest income	2,678	2,156	1,645
Noninterest expenses	20,968	21,418	14,004
Income before income tax benefit (expense)	9,911	3,880	326
Income tax benefit (expense)	(2,338)	(792)	29
Net income	$7,573	$3,088	$355
Basic earnings per share (1)	$1.10	$0.41	$0.05
Diluted earnings per share (1)	1.09	0.41	0.05

	At or For the Years Ended December 31,
	2021	2020	2019
Performance Ratios:
Return on average assets	0.96%	0.42%	0.11%
Return on average equity	6.52%	3.97%	0.46%
Interest rate spread (2)	3.81%	3.49%	4.17%
Net interest margin (3)	4.04%	3.77%	4.51%
Noninterest expense to average assets	2.66%	2.94%	4.53%
Efficiency ratio (4)	65.62%	78.46%	97.73%
Average interest-earning assets to average interest-bearing liabilities	153.80%	133.67%	141.27%
Capital Ratios:
Average equity to average assets	14.74%	10.70%	24.77%
Total capital to risk weighted assets	15.00%	13.00%	29.00%
Tier 1 capital to risk weighted assets	13.00%	12.00%	27.00%
Common equity tier 1 capital to risk weighted assets	13.00%	12.00%	27.00%
Tier 1 capital to average assets	11.00%	10.00%	20.00%
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.46%	1.06%	1.64%
Allowance for loan losses as a percentage of non-performing loans	122.08%	129.79%	161.07%
Net (charge-offs) recoveries to average outstanding loans during the year	0.19%	0.04%	0.05%
Non-performing loans as a percentage of total loans	1.20%	0.82%	1.02%
Non-performing loans as a percentage of total assets	0.89%	0.58%	0.80%
Total non-performing assets as a percentage of total assets	1.34%	0.73%	0.85%
Other:
Number of offices	3	3	2
Number of full-time employees	90	79	80
Number of part-time employees	6	4	1

(1) Amounts related to periods prior to the date of the Conversion (January 20, 2021) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (0.90686-to-one).

(2) Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3) Represents net interest income as a percentage of average interest-earning assets.

(4) Represents noninterest expenses divided by the sum of net interest income and noninterest income.

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

The allocation methodology applied by Affinity Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was appropriate at December 31, 2021 and 2020. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of Affinity Bank and any increase or decrease in the allowance is the responsibility of management.

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

Impact of COVID-19 Outbreak

Beginning in 2020, the COVID-19 pandemic has affected economic activity in our markets. In response to the pandemic, state and local governments have from time to time imposed restrictions on individual and business activities. These and other measures increased unemployment in the United States and negatively impacted many businesses, and thereby threatened the repayment ability of some of our borrowers. During 2021, global financial markets continued to experience volatility resulting from the spread of COVID-19 and the emergence of new variants.

To address the economic impact in the United States, the CARES Act was signed into law on March 27, 2020. The CARES Act included a number of provisions that affected us, including accounting relief for troubled debt restructurings (“TDRs”). The CARES Act also established the PPP through the SBA, which allowed us to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meet certain other requirements. During the year ended December 31, 2020, we received SBA authorization for 1,171 PPP loans totaling $130.3 million. We had $101.7 million in PPP loans outstanding as of December 31, 2020. During the year ended December 31, 2021, we received SBA authorization for 730 PPP loans totaling $66.1 million. We had $17.9 million in PPP loans outstanding as of December 31, 2021.

In addition, beginning in 2020, the Federal Reserve took steps to bolster the economy by, among other things, reducing the federal funds rate and the discount-window borrowing rate to near zero. Interest rates remained low in 2021. The Federal Reserve has indicated that it expects to increase interest rates in 2022.

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

We implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act, which expired on January 1, 2022, COVID-19 related modifications to loans that were current as of December 31, 2019 were exempt from TDR classification under U.S. GAAP. In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., nine months or less) granted for loans that were current as of the loan modification program implementation date are not TDRs. During the year ended December 31, 2020, we granted short-term deferrals on 737 loans totaling $186.9 million that were otherwise performing. As of December 31, 2020, all of these loans had returned to normal payment status. During the year ended December 31, 2021, we granted short-term deferrals on seven loans totaling $2.7 million that were otherwise performing. As of December 31, 2021, all but one of these loans had returned to normal payment status. That one loan is currently in nonaccrual status.

Given the uncertainty and evolving economic effects and social impacts of the COVID-19 pandemic, the future direct and indirect impact of COVID-19 on our business, results of operations and financial condition remain uncertain. Adverse economic conditions could have an adverse effect on our business and results of operations, which could include, but not be limited to, decreased demand for our products and services, protracted periods of lower interest rates, increased noninterest expenses, including operational losses, and increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may continue to increase our provision for credit losses and net charge-offs.

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

Total assets decreased $62.5 million, or 7.4%, to $788.1 million at December 31, 2021 from $850.6 million at December 31, 2020. The decrease was primarily due to a decrease in cash and cash equivalents of $66.5 million, or 37.3%, due to our no longer using the PPPLF for funding as well as the return of excess cash from our oversubscribed January 2021 stock offering, and a decrease in net loans of $16.4 million, or 2.8%, in 2021.

Cash and cash equivalents decreased $66.5 million, or 37.3%, to $111.8 million at December 31, 2021 from $178.3 million at December 31, 2020, as the PPPLF was not used for funding during 2021 and excess cash from our oversubscribed January 2021 stock offering was returned to subscribers.

Loans decreased $16.4 million, or 2.8%, to $575.8 million at December 31, 2021 from $592.3 million at December 31, 2020. Commercial and industrial loans, excluding PPP loans, decreased $2.7 million, or 1.7%, to $152.8 million at December 31, 2021 from $155.6 million at December 31, 2020. PPP loans decreased $83.9 million, or 82.4%, to $17.9 million at December 31, 2021 from $101.7 million at December 31, 2020, as a result of forgiveness of loans by the SBA. Construction loans decreased $7.3 million, or 30.8%, to $16.3 million at December 31, 2021 from $23.6 million at December 31, 2020, as construction loans transitioned to permanent loans and new construction loans were not fully drawn. One- to four-family residential real estate loans decreased $28.7 million, or 31.3%, to $63.1 million at December 31, 2021 from $91.8 million at December 31, 2020, as mortgage loans continue to be refinanced at lower rates than we offer. These decreases were partially offset by increases in commercial real estate loans of $84.1 million, or 47.1%, to $262.7 million at December 31, 2021 from $178.6 million at December 31, 2020, and in consumer loans of $24.2 million, or 51.0%, to $71.6 million at December 31, 2021 from $47.4 million at December 31, 2020. Our January 2020 acquisition of ABB Financial and Affinity Bank shifted the composition of the loan portfolio towards increased commercial and industrial lending and commercial real estate lending, and away from one- to four-family mortgage lending.

Securities available-for-sale increased to $48.6 million at December 31, 2021, from $24.0 million at December 31, 2020, due to our using excess cash from loan repayments and prepayments to invest in securities.

Total deposits decreased $25.4 million, or 4.0%, to $614.8 million at December 31, 2021 from $640.2 million at December 31, 2020. The decrease in total deposits included decreases of $38.4 million, or 29.6%, in interest-bearing checking accounts, as we completed our second step conversion and stock offering in January 2021 and subscriptions for our common stock were either fulfilled or returned; $34.9 million, or 26.5%, in certificates of deposit, as a decreasing interest rate environment resulted in customers keeping funds in more liquid deposits; and $9.8 million, or 10.2%, in savings accounts. These decreases were partially offset by increases of $33.1 million, or 20.6%, in noninterest-bearing checking accounts and $24.7 million, 20.3%, in market rate checking accounts. The loan-to-deposit ratio at December 31, 2021 was 95.1%, as compared to 93.5% at December 31, 2020.

We had $49.0 million of Federal Home Loan Bank advances at December 31, 2021, compared to $19.1 million of Federal Home Loan Bank advances, $100.8 million in PPPLF funds, and $5.0 million of other borrowings at December 31, 2020. In January 2021, we repaid PPPLF borrowings that we had obtained to fund first-round PPP loans. We increased FHLB borrowings during 2021 to benefit from low interest rates and address the uncertainty of current liquidity levels as a result of the second round of PPP loans.

Stockholders’ equity increased $40.2 million or 49.7%, to $121.0 million at December 31, 2021 from $80.8 million at December 31, 2020, primarily due to the completion of our stock offering in January 2021. We sold 3,701,509 shares of common stock at $10.00 per share and raised gross proceeds of $37.1 million in the offering.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are monthly average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Interest on loans includes the following fees: PPP loan fees of $5.0 million and $3.2 million for the years ending December 31, 2021 and 2020, respectively; loan origination fees of $1.0 million and $635,000 for the years ending December 31, 2021 and 2020, respectively; net accretion of purchased loan marks of $437,000 and $554,000 for the years ending December 31, 2021 and 2020, respectively;

prepayment penalties of $79,000 and $54,000 for the years ending December 31, 2021 and 2020, respectively; and indirect auto fees of $228,000 and $151,000 for the years ending December 31, 2021 and 2020, respectively.

	For the Year Ended December 31,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$588,976	$31,484	5.35%	$575,548	$29,933	5.20%
Securities	35,109	709	2.02%	19,917	380	1.91%
Interest-earning deposits and federal funds	98,554	180	0.18%	69,137	212	0.31%
Other investments	2,324	80	3.43%	2,523	107	4.24%
Total interest-earning assets	724,963	32,453	4.48%	667,125	30,632	4.59%
Noninterest-earning assets	63,373			60,601
Total assets	$788,336			$727,726

Interest-bearing liabilities:
Savings accounts	$93,113	403	0.43%	$88,425	878	0.99%
Interest-bearing checking accounts	88,852	185	0.21%	70,678	286	0.40%
Money market checking accounts	133,835	469	0.35%	112,863	965	0.86%
Certificates of deposit	110,742	1,623	1.47%	154,020	2,623	1.70%
Total interest-bearing deposits	426,542	2,680	0.63%	425,986	4,752	1.12%
Federal Home Loan Bank advances	43,370	482	1.11%	44,574	569	1.28%
Paycheck Protection Program Liquidity Facility borrowings	1,023	4	0.35%	20,324	72	0.35%
Other borrowings	418	11	2.59%	8,184	97	1.18%
Total interest-bearing liabilities	471,353	3,177	0.67%	499,068	5,490	1.10%
Noninterest-bearing liabilities	200,756			150,781
Total liabilities	672,109			649,849
Total stockholders' equity	$116,227			$77,877
Total liabilities and retained earnings	$788,336			$727,726
Net interest income		$29,276			$25,142
Net interest rate spread (1)			3.81%			3.49%
Net interest-earning assets (2)	$253,610			$168,057
Net interest margin (3)			4.04%			3.77%
Average interest-earning assets to interest- bearing liabilities	153.80%			133.67%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. No out-of-period item adjustments have been included in the following table.

	Year Ended December 31, 2021 vs. 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$694	$857	$1,551
Securities	306	23	329
Interest-earning deposits and federal funds	74	(106)	(32)
Other investments	(8)	(19)	(27)
Total interest-earning assets	1,066	755	1,821
Interest-bearing liabilities:
Savings accounts	44	(519)	(475)
Interest-bearing checking accounts	59	(160)	(101)
Money market checking accounts	156	(652)	(496)
Certificates of deposit	(675)	(325)	(1,000)
Total deposits	(416)	(1,656)	(2,072)
Federal Home Loan Bank advances	(15)	(72)	(87)
Paycheck Protection Program Liquidity Facility borrowings	(68)	—	(68)
Other borrowings	(140)	54	(86)
Total interest-bearing liabilities	(639)	(1,674)	(2,313)
Change in net interest income	$1,705	$2,429	$4,134

Comparison of Operating Results for the Years Ended December 31, 2021 and 2020

General. Net income increased $4.5 million, or 145.2%, to $7.6 million for the year ended December 31, 2021, compared to $3.1 million for the year ended December 31, 2020. The increase was due primarily to a decrease in interest expense on deposits of $2.1 million, or 43.6%, due to the continued low interest rate environment, and an increase in interest income on loans of $1.6 million, or 5.2%, as well as a decrease in the provision for loan losses, an increase in noninterest income, and a decrease in noninterest expenses.

Interest Income. Interest income increased $1.8 million, or 5.9%, to $32.5 million for the year ended December 31, 2021 from $30.6 million for the year ended December 31, 2020. The increase was due primarily to a $1.6 million, or 5.2%, increase in interest income on loans, which included $5.8 million of interest and fee income on PPP loans. Our average balance of loans, including PPP loans, increased $13.4 million, or 2.3%, to $589.0 million for the year ended December 31, 2021 from $575.5 million for the year ended December 31, 2020. Our average yield on loans increased 15 basis points to 5.35% for the year ended December 31, 2021 from 5.20% for the year ended December 31, 2020.

Interest income on securities (excluding Federal Home Loan Bank stock) increased $329,000 to $709,000 for the year ended December 31, 2021 from $380,000 for the year ended December 31, 2020. Our average balance of securities increased $15.2 million, or 76.3%, to $35.1 million for the year ended December 31, 2021 from $19.9 million for the year ended December 31, 2020, due to our using excess cash from loan repayments and prepayments to invest in securities. The average rate earned on securities increased 11 basis points during 2021, to 2.02% from 1.91%.

Interest income on interest-earning deposits decreased $32,000, or 15.1%, to $180,000 for the year ended December 31, 2021 from $212,000 for the year ended December 31, 2020. The decrease in interest income on interest-earning deposits was due to a 13 basis point decrease in yield, while the average balance of interest-earning deposits increased $29.4 million, or 42.5%, to $98.6 million for the year ended December 31, 2021 from $69.1 million for the year ended December 31, 2020, as excess funds have been deployed into securities and loans.

Interest Expense. Interest expense decreased $2.3 million, or 42.1%, to $3.2 million for the year ended December 31, 2021 compared to $5.5 million for the year ended December 31, 2020, due to decreases of $2.1 million in interest expense on deposits and $241,000 in interest expense on borrowings. Interest expense on certificates of deposit decreased by $1.0 million, or 38.1%, to $1.6 million for the year ended December 31, 2021 from $2.6 million for the year ended December 31, 2020. The decrease in expense on certificates of deposit was the result of a $43.3 million decrease in the average balance of certificates of deposit during the year ended December 31, 2021 and a 23 basis point decrease in the average rate paid on certificates of deposit, as we have lowered rates. Interest expense on market rate checking accounts decreased $496,000, to $469,000 for the year ended December 31, 2021 from $965,000 for the year ended December 31, 2020. The average balance of market rate checking accounts increased by $21.0 million during the year ended December 31, 2021, while the average rate we paid on market rate checking accounts decreased by 51 basis points. Interest expense on statement savings accounts decreased by $475,000, to $403,000 for the year ended December 31, 2021 from $878,000 for the year ended December 31, 2020. The average balance of statement savings accounts increased by $4.7 million during the year ended December 31, 2021, while the average rate we paid on statement savings accounts decreased by 56 basis points. Interest expense on interest-bearing checking accounts decreased by $101,000, to $185,000 for the year ended December 31, 2021 from $286,000 for the year ended December 31, 2020. The average balance of interest-bearing checking accounts increased by $18.2 million during the year ended December 31, 2021, while the average rate we paid on interest-bearing checking accounts decreased by 19 basis points. The decreases in interest expense on market rate checking accounts, statement savings accounts and interest-bearing checking accounts were primarily due to continued decreases in market rates, and were partially offset by increases in the average balances of such accounts.

Interest expense on borrowings decreased to $497,000 for the year ended December 31, 2021 compared to $738,000 for the year ended December 31, 2020, as the average balance of borrowings decreased to $44.8 million for 2021 from $73.1 million for 2020, primarily due to the repayment of PPPLF borrowings in January 2021.

Net Interest Income. Net interest income before provision for loan losses increased by $4.1 million, or 16.4%, to $29.3 million for the year ended December 31, 2021 from $25.1 million for the year ended December 31, 2020. Our average net interest-earning assets increased by $85.6 million, or 50.9%, to $253.6 million for the year ended December 31, 2021 from $168.1 million for the year ended December 31, 2020, while our net interest rate spread increased by 32 basis points to 3.81% for the year ended December 31, 2021 from 3.49% for the year ended December 31, 2020, reflecting a 43 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by an 11 basis point decrease in the weighted average yield on interest-earnings assets during 2021. Our net interest margin was 4.04% for the year ended December 31, 2021 compared to 3.77% for the year ended December 31, 2020.

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

After an evaluation of these factors, we recorded a provision for loan losses of $1.1 million for the year ended December 31, 2021, compared to $2.0 million for the year ended December 31, 2020. The higher provision in 2020 related primarily to the initial onset of the COVID-19 pandemic and related economic uncertainty. Our allowance for loan losses was $8.6 million at December 31, 2021 compared to $6.4 million at December 31, 2020. The allowance for loan losses to total loans was 1.46% at December 31, 2021 compared to 1.06% at December 31, 2020, while the allowance for loan losses to non-performing loans was 122.09% at December 31, 2021 compared to 129.79% at December 31, 2020. We had charge-offs of $310,000 and recoveries of $1.4 million during the year ended December 31, 2021. To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2021. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

We expect to adopt a new accounting standard, referred to as Current Expected Credit Loss (“CECL”), effective January 1, 2023. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses. This will change our current method of recording allowances for loan losses that are probable, which may require us to increase our allowance for loan losses and to increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.

Noninterest Income. Noninterest income increased $522,000, or 24.2%, to $2.7 million for the year ended December 31, 2021 from $2.2 million for the year ended December 31, 2020. The increase resulted primarily from increases in other noninterest income of $395,000, to $1.2 million for the year ended December 31, 2021 from $777,000 for the year ended December 31, 2020, as interchange income and secondary market fee income increased. In addition, service charges on deposit accounts increased $147,000, to $1.5 million for the year ended December 31, 2021 from $1.4 million for the year ended December 31, 2020.

Noninterest Expenses. Noninterest expenses information is as follows.

	Year Ended December 31,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$10,415	$10,969	$(554)	(5.0)%
Deferred compensation	248	279	(31)	(11.1)%
Occupancy	2,935	2,820	115	4.1%
Advertising	339	200	139	69.7%
Data processing	1,975	2,343	(368)	(15.7)%
Other real estate owned	18	20	(2)	(10.0)%
Net loss (gain) on write down of other real estate owned	(127)	289	(416)	(144.0)%
Legal and accounting	827	1,447	(620)	(42.8)%
Organizational dues and subscriptions	363	306	57	18.6%
Director compensation	198	203	(5)	(2.4)%
Federal deposit insurance premiums	260	401	(141)	(35.1)%
Other	3,517	2,141	1,376	64.3%
Total noninterest expenses	$20,968	$21,418	$(450)	(2.1)%

Noninterest expenses decreased $450,000, or 2.1%, to $21.0 million for the year ended December 31, 2021, from $21.4 million for the year ended December 31, 2020. Legal and accounting, salaries and employee benefits, and data processing expenses decreased in 2021 as we incurred higher expenses in 2020 related to our acquisition of ABB and Affinity Bank. Partially offsetting these decreases, other noninterest expenses increased by $1.4 million due to writedown of premises and equipment and occupancy expense, due to facilities consolidation.

Income Tax Expense. We recorded income tax expense of $2.3 million for the year ended December 31, 2021 compared to $792,000 for the year ended December 31, 2020. The increase in income tax expense was due to increased income before income taxes in the 2021 period.

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

•
diversifying our loan portfolio by adding more commercial-related loans, which typically have shorter maturities and/or balloon payments; and
•
continuing to price our one- to four-family residential real estate loan products in a way that encourages borrowers to select our adjustable rate loans as opposed to longer-term, fixed-rate loans.

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

The table below sets forth, as of December 31, 2021, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$25,782	3.98%
+200	25,387	2.38%
Level	24,796	—
-200	23,995	(3.23)%
-400	23,649	(4.62)%

(1)
Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 2.38% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 3.23% decrease in net interest income. At December 31, 2020, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 1.09% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced an 3.16% decrease in net interest income.

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

The table below sets forth, as of December 31, 2021, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$109,793	$(12,409)	(10.15)%	15.20%	(21)
+200	115,896	(6,306)	(5.16)%	15.33%	(8)
—	122,202	—	—	15.41%	—
-200	118,634	(3,568)	(2.92)%	14.64%	(77)
-400	118,465	(3,737)	(3.06)%	14.62%	(79)

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at December 31, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 5.16% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 2.92% decrease in net economic value. At December 31, 2020, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 3.89% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 3.34% decrease in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at December 31, 2021, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2021, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans. Amounts are based on a preliminary balance sheet as of December 31, 2021, and may not equal amounts included in our audited consolidated financial statements for the year ended December 31, 2021. However, we believe that there would be no material changes in the results of the gap analysis if audited financial results had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
	(Dollars in thousands)
Assets:
Cash and due from banks	$95,537	$95,537	$95,537	$95,537	$95,537	$111,776
Investments	15,861	18,536	20,186	22,850	34,217	51,033
Net loans	73,293	104,755	158,561	251,928	459,320	575,833
Other assets	—	—	—	—	—	48,736
Total	$184,691	$218,828	$274,284	$370,315	$589,074	$787,378

Liabilities:
Non-maturity deposits	$169,237	$184,997	$216,518	$277,180	$423,178	$529,207
Certificates of deposit	17,269	29,863	48,861	69,011	91,788	96,790
Borrowings	6,433	6,433	6,433	6,433	36,433	54,433
Other liabilities	—	—	—	—	—	3,779
Equity capital	—	—	—	—	—	103,169
Total	$192,939	$221,293	$271,812	$352,624	$551,399	$787,378

Asset/liability gap	$(8,248)	$(2,465)	$2,472	$17,691	$37,675
Gap/assets ratio (1)	(1.05)%	(0.31)%	0.31%	2.25%	4.78%

(1) Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($788.1 million).

At December 31, 2021, our asset/liability gap from zero days to one year was $2.5 million, resulting in a gap/assets ratio of .31%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At December 31, 2021, we had a $44.7 million line of credit with the Federal Home Loan Bank of Atlanta and had $49.0 million in borrowings and an $8.0 million letter of credit outstanding as of December 31, 2021, used to collateralize public deposits. In addition, at December 31, 2021, we had a $5.0 million unsecured federal funds line of credit and a $7.5 million unsecured federal funds line of credit. No amount was outstanding on these lines of credit at December 31, 2021. We also have a line of $62.0 million with the Federal Reserve Bank of Atlanta Discount Window secured by $115.2 million in loans. No amount was outstanding on the Discount Window at December 31, 2021.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $11.9 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively. Net cash used in investing activities was $9.6 million and $110.4 million for the years ended December 31, 2021 and 2020, respectively. Net cash used in investing activities typically consists primarily of disbursements for loan originations and purchases of investment securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and paydowns on securities, but also included $22.7 million net cash disbursed in connection with our acquisition of ABB and Affinity Bank during 2020. Net cash used in financing activities, which consists primarily of activity in deposit accounts and proceeds from or repayments of borrowings, was $68.7 million for the year ended December 31, 2021, compared to net cash provided by financing activities of $239.1 million for the year ended December 31, 2020.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2021, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at December 31, 2021 and 2020. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2021, we had outstanding commitments to originate loans of $69.6 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2021 totaled $48.6 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

F-1

235 Peachtree Street NE Suite 1800 Atlanta, GA 30303	404 588 4200 wipfli.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Affinity Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Affinity Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended and the related notes to the consolidated financial statements (the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Wipfli LLP

We have served as the Company’s auditor since 2004.

Atlanta, Georgia

March 18, 2022

F-2

AFFINITY BANCSHARES, INC.

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
	(In thousands except share amounts)
Assets
Cash and due from banks, including reserve requirement of $0 at December 31, 2021 and 2020	$16,239	5,552
Interest-earning deposits in other depository institutions	95,537	172,701
Cash and cash equivalents	111,776	178,253
Investment securities available-for-sale	48,557	24,005
Other investments	2,476	1,596
Loans, net	575,825	592,254
Other real estate owned	3,538	1,292
Premises and equipment, net	3,783	8,617
Bank owned life insurance	15,377	15,311
Intangible assets	18,749	18,940
Accrued interest receivable and other assets	8,007	10,360
Total assets	$788,088	850,628
Liabilities and Stockholders' Equity
Liabilities:
Savings accounts	$86,745	96,591
Interest-bearing checking	91,387	129,813
Market rate checking	145,969	121,317
Noninterest-bearing checking	193,940	160,819
Certificate of deposits	96,758	131,625
Total deposits	614,799	640,165
Federal Home Loan Bank (FHLB) advances	48,988	19,117
Paycheck Protection Program Liquidity Facility (PPPLF) borrowings	—	100,813
Other borrowings	—	5,000
Accrued interest payable and other liabilities	3,333	4,748
Total liabilities	667,120	769,843
Commitments
Stockholders' equity:
Common stock (par value $0.01 per share, 40,000,000 shares authorized, 6,872,634 issued and outstanding at December 31, 2021 and 19,000,000 shares authorized, 6,968,469 issued and 6,865,653 outstanding at December 31, 2020) (1)	69	69
Preferred stock (1,000,000 shares authorized, no shares outstanding)	—	—
Additional paid in capital	68,038	33,628
Treasury stock, 0 shares at December 31, 2021 and 102,816 shares at December 31, 2020, at cost	—	(1,268)
Unearned ESOP shares	(5,004)	(2,453)
Retained earnings	58,223	50,650
Accumulated other comprehensive (loss) income	(358)	159
Total stockholders' equity	120,968	80,785
Total liabilities and stockholders' equity	$788,088	850,628

(1) Amounts related to periods prior to the date of Conversion (January 20, 2021) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (0.90686) (see Note 1).

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Income

	For the Year Ended December 31,	For the Year Ended December 31,
	2021	2020
	(In thousands except per share amounts)
Interest income:
Loans, including fees	$31,484	29,933
Investment securities, including dividends	789	487
Interest-earning deposits	180	212
Total interest income	32,453	30,632
Interest expense:
Deposits	2,680	4,752
Borrowings	497	738
Total interest expense	3,177	5,490
Net interest income before provision for loan losses	29,276	25,142
Provision for loan losses	1,075	2,000
Net interest income after provision for loan losses	28,201	23,142
Noninterest income:
Service charges on deposit accounts	1,506	1,359
Gain on sales of investment securities available-for-sale	—	20
Other	1,172	777
Total noninterest income	2,678	2,156
Noninterest expenses:
Salaries and employee benefits	10,415	10,969
Deferred compensation	248	279
Occupancy	2,935	2,820
Advertising	339	200
Data processing	1,975	2,343
Other real estate owned	18	20
Net (gain) loss on sale and write-down of other real estate owned	(127)	289
Legal and accounting	827	1,447
Organizational dues and subscriptions	363	306
Director compensation	198	203
Federal deposit insurance premiums	260	401
Other	3,517	2,141
Total noninterest expenses	20,968	21,418
Income before income taxes	9,911	3,880
Income tax expense	2,338	792
Net income	$7,573	3,088
Basic earnings per share (1)	$1.10	0.41
Diluted earnings per share (1)	$1.09	0.41

(1) Amounts related to periods prior to the date of Conversion (January 20, 2021) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (0.90686) (see Note 1).

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,	For the Year Ended December 31,
	2021	2020
	(In thousands)
Net income	$7,573	$3,088

Other comprehensive (loss) income:

Net unrealized gain on available-for-sale securities, net of taxes of $(176) and $57	(517)	165

Reclassification adjustment for gain included in net income, net of taxes of $0 and $(5)	—	(15)

Total other comprehensive (loss) income	(517)	150

Total comprehensive income	$7,056	$3,238

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Accumulated
	Additional				Other
Common	Paid In	Treasury	Unearned	Retained	Comprehensive
Stock	Capital	Stock	ESOP Shares	Earnings	Income (Loss)	Total
(In thousands)

Beginning balance December 31, 2019	$69	$33,366	$(1,268)	$(2,571)	$47,562	$9	$77,167
Issuance of restricted stock awards	1	16	—	—	—	—	17
ESOP loan payment and release of ESOP shares	(1)	(35)	—	118	—	—	82
Stock-based compensation	—	281	—	—	—	—	281
Purchase of treasury stock	—	—	—	—	—	—	—
Change in unrealized gain on investment securities available-for-sale	—	—	—	—	—	150	150
Net income	—	—	—	—	3,088	—	3,088
Ending balance December 31, 2020	$69	$33,628	$(1,268)	$(2,453)	$50,650	$159	$80,785

Beginning balance December 31, 2020	$69	$33,628	$(1,268)	$(2,453)	$50,650	$159	$80,785
ESOP loan payment and release of ESOP shares	—	(141)	—	410	—	—	269
Stock-based compensation	—	410	—	—	—	—	410
Change in unrealized gain on investment securities available-for-sale	—	—	—	—	—	(517)	(517)
Corporate reorganization
Issuance of common stock (less stock offering expenses of $1,699)	—	32,448	—	—	—	—	32,448
Issuance of shares and loan to ESOP	—	2,961	—	(2,961)	—	—	—
Treasury stock retired	—	(1,268)	1,268	—	—	—	—
Net income	—	—	—	—	7,573	—	7,573
Ending balance December 31, 2021	$69	$68,038	$—	$(5,004)	$58,223	$(358)	$120,968

(1) Amounts related to periods prior to the date of Conversion (January 20, 2021) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (0.90686) (see Note 1).

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,	For the Year Ended December 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$7,573	$3,088
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisition:
Depreciation and net amortization	674	697
Stock-based compensation expense	410	298
Deferred income tax	(227)	(73)
Provision for loan losses	1,075	2,000
ESOP expense	269	82
Net gain on sale of investment securities available-for-sale	—	(20)
Net (gain) loss on sale and writedown of other real estate owned	(127)	29
Increase in cash surrender value of bank owned life insurance	(366)	(397)
Write-down on other real estate	—	260
Loss on writedown of premises and equipment	1,176	—
Change in:
Accrued interest receivable and other assets	2,757	(4,272)
Accrued interest payable and other liabilities	(1,363)	(321)
Net cash provided by operating activities	11,851	1,371
Cash flows from investing activities, net of effects of acquisition:
Purchases of investment securities available-for-sale	(29,381)	(13,934)
Purchases of premises and equipment	(830)	(451)
Proceeds from disposal of premises and equipment	—	47
Proceeds from the sale of investment securities available-for-sale	—	1,676
Proceeds from paydowns and maturities of investment securities available-for-sale	3,958	8,430
Purchases of other investments	(1,413)	(1,358)
Proceeds from sales of other investments	533	1,700
Proceeds from bank owned life insurance death claim	300	—
Net change in loans	15,791	(83,855)
Proceeds from sales of other real estate owned	1,419	111
Net cash paid in business combination	—	(22,749)
Net cash used in investing activities	(9,623)	(110,383)
Cash flows from financing activities, net of effects of acquisition:
Net change in demand and savings deposits	(25,340)	152,442
Proceeds from FHLB advances	35,000	45,000
Repayment of FHLB advances	(5,000)	(60,000)
Proceeds from PPPLF borrowings	—	100,813
Repayment of PPPLF borrowings	(100,813)	—
Proceeds from holding company loan	—	5,000
Repayment of holding company loan	(5,000)
Net change in repurchase agreements and other borrowings	—	(4,107)
Proceeds from stock offering	37,108	—
Stock offering expenses	(1,699)	—
Funding of ESOP	(2,961)	—
Net cash (used in) provided by financing activities	(68,705)	239,148
Net change in cash and cash equivalents	(66,477)	130,136
Cash and cash equivalents at beginning of period	178,253	48,117
Cash and cash equivalents at end of period	$111,776	$178,253
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,385	$5,252
Cash paid for income taxes	2,516	590
Bank property transferred to other real estate owned	3,538	460
Other real estate owned acquired through foreclosure	—	320
Change in unrealized gain on investment securities available-for-sale, net of tax	(517)	150

Fair value of assets acquired	—	317,742
Fair value of liabilities assumed	—	288,732
Net assets acquired	—	29,010

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

Prior Reorganization

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

Impaired loans and foreclosed real estate properties are carried at fair value less estimated selling costs, the determination of which requires significant assumptions, estimates and judgments. Fair values for foreclosed real estate properties and impaired loans collateralized by real estate are principally based on independent appraised values. Fair value is defined by GAAP as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. GAAP further defines an orderly transaction as a transaction that assumes exposure to the market for a

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets. An orderly transaction is not a forced transaction like a forced liquidation or distressed sale.

Basic and diluted earnings per share for 2021 was $1.10 and $1.09, respectively. The net earnings for this period was $7,573,000 and the weighted average common shares outstanding were 6,873,466 for basic and 6,696,406 for diluted. Basic and diluted earnings per share for the year ended December 31, 2020 was $0.41. The net earnings for this period was $3,088,000 and the weighted average common shares outstanding were 7,570,797.

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

Future Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 provides certain targeted improvements to align lessor accounting with the lessee accounting model. It requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases. For emerging growth companies, this update will be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The adoption of this ASU is expected to result in recording a right of use asset and a corresponding lease liability related to existing leases.

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Revenue Recognition

The core revenue recognition principle requires the Company to recognize revenue to depict the transfer of services or products to customers in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those services or products recognized as performance obligations are satisfied. The guidance includes a

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

five-step model to apply to revenue recognition, consisting of the following: (1) identify the contract with a customer; (2) identify the performance obligation(s) within the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) within the contract; and (5) recognize revenue when (or as) the performance obligation(s) are/is satisfied.

The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed, charged either on a periodic basis or based on activity. Since performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying revenue recognition that significantly affects the determination of the amount and timing of revenue from contracts with customers.

The following significant revenue-generating transactions are within the scope of ASC 606, which are presented in the consolidated statements of income as components of noninterest income:

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

(2) Acquisition

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

The following unaudited pro forma information presents the results of operations for the year ended December 31, 2021 and 2020, as if the acquisition had occurred January 1 of each period. These unaudited proforma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Year Ended December 31,
	2021	2020
	(In thousands except per share data)

Total revenues, net of interest expense	$32,255	$27,599
Net income	6,512	2,028
Diluted earnings per share	0.86	0.27

(3) Investment Securities

Investment securities available-for-sale at December 31, 2021 and 2020 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
December 31, 2021	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$5,068	5	(23)	5,050
Municipal securities - tax exempt	540	—	(4)	536
Municipal securities - taxable	796	—	(6)	790
U.S. Government sponsored enterprises	11,837	—	(295)	11,542
Government agency mortgage-backed securities	21,371	200	(232)	21,339
Corporate securities	9,425	20	(145)	9,300
Total	$49,037	225	(705)	48,557

December 31, 2020
U.S. Government sponsored enterprises	$11,870	1	(12)	11,859
Government agency mortgage-backed securities	9,206	326	—	9,532
Corporate securities	2,715	—	(101)	2,614
Total	$23,791	327	(113)	24,005

There were 30 securities in an unrealized loss position totaling $574,000 as of December 31, 2021 for less than 12 months. There were two securities in an unrealized loss position totaling $131,000 greater than 12 months as of December 31, 2021. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly. Eight of the securities are U.S. Treasury or agency bonds that are direct obligations of the U.S. Government. Fourteen securities are mortgage-backed securities of U.S. Government sponsored agencies that have the implied backing of the U.S. Government. Two securities are municipal securities for while a credit analysis is performed annually and no credit problems have been identified. Eight are trust preferred securities or subordinated debentures of banks where the Bank performs a credit review quarterly and such reviews have raised no concerns. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis which may be at maturity.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2021 and 2020, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories. (in thousands)

	December 31,
	2021		2020
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
U.S. Treasury securities
Within 1 year	$—	—	—	—
Greater than 1 to 5 years	—	—	—	—
Greater than 5 to 10 years	5,068	5,050	—	—
Greater than 10 years	—	—	—	—
	5,068	5,050	—	—
Municipal securities - tax exempt
Within 1 year	—	—	—	—
Greater than 1 to 5 years	—	—	—	—
Greater than 5 to 10 years	—	—	—	—
Greater than 10 years	540	536	—	—
	540	536	—	—
Municipal securities - taxable
Within 1 year	—	—	—	—
Greater than 1 to 5 years	—	—	—	—
Greater than 5 to 10 years	—	—	—	—
Greater than 10 years	796	790	—	—
	796	790	—	—
Government agency securities
Within 1 year	—	—	—	—
Greater than 1 to 5 years	—	—	—	—
Greater than 5 to 10 years	—	—	—	—
Greater than 10 years	11,837	11,542	11,870	11,859
	11,837	11,542	11,870	11,859
Corporate securities
Within 1 year	—	—	—	—
Greater than 1 to 5 years	—	—	—	—
Greater than 5 to 10 years	8,925	8,875	2,215	2,189
Greater than 10 years	500	425	500	425
	9,425	9,300	2,715	2,614
Government agency mortgage-backed securities	21,371	21,339	9,206	9,532
Total	$49,037	48,557	$23,791	24,005

There were no sales of investment securities available-for-sale in 2021. Proceeds from sales of investment securities available-for-sale during 2020 totaled approximately $1.7 million. Gross gains of $20,000 were realized on the sales during 2020.

Available-for-sale securities with a carrying value of approximately $2.8 million and $2.3 million were pledged to secure public deposits at December 31, 2021 and 2020, respectively.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

(4) Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at December 31, 2021 and 2020 are summarized as follows: (in thousands)

	December 31, 2021	December 31, 2020
Commercial (secured by real estate)	$262,704	178,571
Commercial and industrial	152,835	155,554
Paycheck Protection Program loans	17,883	101,749
Construction, land and acquisition & development	16,317	23,571
Residential mortgage 1-4 family	63,065	91,777
Consumer installment	71,580	47,393
	584,384	598,615
Less allowance for loan losses	(8,559)	(6,361)
	$575,825	$592,254

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in the Atlanta, Georgia MSA. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market. The Bank has a specialized expertise in lending to dentists and dental practices, with dental practice loans totaling $179.8 million, or 30.6%, and $170.8 million, or 29.2% of our loan portfolio, as of December 31, 2021 and 2020, respectively. With the acquisition of Affinity Bank, the Bank is a premier lender within professional markets, with a primary focus on the dental industry in Georgia and adjoining states. The majority of these loans are commercial and industrial credits for practice acquisitions and equipment financing with the remainder being owner-occupied real estate.

The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, is an economic stimulus bill signed into law on March 27, 2020, in response to the economic fallout of the COVID-19 pandemic in the United States. The creation of the Paycheck Protection Program (PPP) enacted under the CARES Act provides forgivable loans to small businesses for payroll obligations, emergency grants to cover immediate operating costs, and a mechanism for loan forgiveness by the Small Business Administration should all criteria be met. The Bank received SBA authorization for 1,901 PPP loans totaling $196.4 million during 2021 and 2020. These loans are fully guaranteed by the Small Business Administration.

Qualifying loans in the amount of approximately $343.6 million and $309.9 million were pledged to secure the line of credit from the FHLB at December 31, 2021 and 2020, respectively.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2021 and 2020: (in thousands)

December 31, 2021	Commercial (Secured by Real Estate)	Commercial and Industrial	Paycheck Protection Program (1)	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,084	1,320	—	224	970	719	44	6,361
Provision	290	1,119	—	(62)	(541)	310	(41)	1,075
Charge-offs	—	(234)	—	—	—	(76)	—	(310)
Recoveries	1,307	37	—	—	73	16	—	1,433
Ending balance	$4,681	2,242	—	162	502	969	3	8,559
Ending allowance attributable to loans:
Individually evaluated for impairment	$1	1	—	—	5	—	—	7
Collectively evaluated for impairment	4,680	2,241	—	162	497	969	3	8,552
Total ending allowance	$4,681	$2,242	$—	$162	$502	$969	$3	$8,559
Loans:
Individually evaluated for impairment	$3,482	753	—	—	2,992	1	—	7,228
Collectively evaluated for impairment	259,222	152,082	17,883	16,317	60,073	71,579	—	577,156
Total loans	$262,704	152,835	17,883	16,317	63,065	71,580	—	584,384
December 31, 2020
Allowance for loan losses:
Beginning balance	$1,661	1,478	—	153	369	466	7	4,134
Provision	1,207	(194)	—	71	627	252	37	2,000
Charge-offs	(30)	-	—	—	(126)	(29)	—	(185)
Recoveries	246	36	—	—	100	30	—	412
Ending balance	$3,084	1,320	—	224	970	719	44	6,361
Ending allowance attributable to loans:
Individually evaluated for impairment	$2	35	—	—	14	—	—	51
Collectively evaluated for impairment	3,082	1,285	—	224	956	719	44	6,310
Total ending allowance	$3,084	$1,320	$—	$224	$970	$719	$44	$6,361
Loans:
Individually evaluated for impairment	$2,584	1,085	—	—	3,597	8	—	7,274
Collectively evaluated for impairment	175,987	154,469	101,749	23,571	88,180	47,385	—	591,341
Total loans	$178,571	155,554	101,749	23,571	91,777	47,393	—	598,615
(1)
Consists of loans that are fully guaranteed by the SBA; thus, no allowance for loan losses has been allocated to these loans.

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Impaired loans At December 31, 2021 and 2020 were as follows: (in thousands)

December 31, 2021	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate)	$3,294	3,294	—	3,277	51
Commercial and industrial	388	421	—	458	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	2,052	2,052	—	2,110	31
Consumer installment	1	1	—	3	—
	5,735	5,768	—	5,848	82
With an allowance recorded:
Commercial (secured by real estate)	188	189	1	192	12
Commercial and industrial	365	365	1	379	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	940	941	5	960	60
Consumer installment	—	—	—	—	—
	1,493	1,495	7	1,531	72
Total impaired loans	$7,228	7,263	7	7,379	154

December 31, 2020
With no related allowance recorded:
Commercial (secured by real estate)	$1,136	2,232	—	1,138	42
Commercial and industrial	395	395	—	395	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	1,986	1,987	—	2,041	9
Consumer installment	8	8	—	9	1
	3,525	4,622	—	3,583	52
With an allowance recorded:
Commercial (secured by real estate)	1,448	1,449	2	—	91
Commercial and industrial	690	690	35	1,481	6
Construction, land and acquisition & development	—	—	—	727	—
Residential mortgage	1,611	1,613	14	—	73
Consumer installment	—	—	—	1,634	—
	3,749	3,752	51	3,842	170
Total impaired loans	$7,274	8,374	51	7,425	222

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of December 31, 2021 and 2020 by class of loans: (in thousands)

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2021	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate)	$—	—	3,200	3,200	259,504	262,704	3,200
Commercial and industrial	338	—	813	1,151	151,684	152,835	813
Paycheck Protection Program	—	—	—	—	17,883	17,883	—
Construction, land and acquisition & development	—	—	—	—	16,317	16,317	—
Residential mortgage	4,094	1,711	321	6,126	56,939	63,065	2,873
Consumer installment	289	45	—	334	71,246	71,580	125
Total	$4,721	1,756	4,334	10,811	573,573	584,384	7,011
December 31, 2020
Commercial (secured by real estate)	$3,386	—	1,136	4,522	174,049	178,571	1,157
Commercial and industrial	29	—	1,085	1,114	154,440	155,554	1,085
Paycheck Protection Program	—	—	—	—	101,749	101,749	—
Construction, land and acquisition & development	1,392	—	—	1,392	22,179	23,571	—
Residential mortgage	4,308	1,094	1,444	6,846	84,931	91,777	2,587
Consumer installment	78	—	73	151	47,242	47,393	73
Total	$9,193	1,094	3,738	14,025	584,590	598,615	4,902

There were no loans past due over 90 days and still accruing interest as of December 31, 2021 and 2020.

The table below presents information on troubled debt restructurings including the number of loan contracts restructured and the pre- and post-modification recorded investment that have occurred during the years ended December 31, 2021 and 2020. Also included in the table are the number of contracts and the recorded investment for those trouble debt restructurings that have subsequently defaulted during the years ended December 31, 2021 and 2020: (in thousands)

		Pre- Modification Outstanding	Post- Modification Outstanding	Troubled Debt Restructurings that have Subsequently Defaulted
December 31, 2021	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgage	1	$71	71	—	—

December 31, 2020
Residential mortgage	1	$31	31	—	—

The Bank has allocated an allowance for loan losses of approximately $6,000 and $17,000 to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2021 and 2020, respectively.

The CARES Act provides temporary relief from accounting for certain pandemic-related loan modifications as a troubled debt restructuring. During the years ended December 31, 2020 and 2021 the Bank has granted short-term deferrals on 744 loans totaling $189.6 million that were otherwise performing. All of these loans but one has returned to normal performing status as of December 31, 2021. This loan is in nonaccrual status. There were no outstanding modifications that were excluded from TDR classification based on this law as of December 31, 2021.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of December 31, 2021 and 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

December 31, 2021	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$256,541	2,742	3,421	—	262,704
Commercial and industrial	151,983	—	852	—	152,835
Paycheck Protection Program	17,883	—	—	—	17,883
Construction, land and acquisition & development	16,005	312	—	—	16,317
Residential mortgage	59,080	—	3,985	—	63,065
Consumer installment	71,440	—	140	—	71,580
Total	$572,932	3,054	8,398	—	584,384

December 31, 2020	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate)	$176,629	785	1,157	—	178,571
Commercial and industrial	154,469	—	1,085	—	155,554
Paycheck Protection Program	101,749	—	—	—	101,749
Construction, land and acquisition & development	23,571	—	—	—	23,571
Residential mortgage	87,738	62	3,977	—	91,777
Consumer installment	47,332	—	61	—	47,393
Total	$591,488	847	6,280	—	598,615

(5) Premises and Equipment

Premises and equipment at December 31, 2021 and 2020 are summarized as follows: (in thousands)

	December 31, 2021	December 31, 2020
Land	$373	$935
Buildings	4,280	9,165
Leasehold improvements	535	527
Equipment and furniture	2,755	5,334
Construction in process	291	158
Automobile	66	66
	8,300	16,185
Less: Accumulated depreciation	4,517	7,568
	$3,783	$8,617

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Depreciation expense was approximately $950,000 and $957,000 for the years ended December 31, 2021 and 2020, respectively.

The Company is obligated under non-cancelable operating leases for certain of its facilities and related land. At December 31, 2021, the approximate minimum annual rentals under these non-cancelable agreements with remaining terms in excess of one year are as follows: (in thousands)

Years ending December 31,
2022	$450
2023	588
2024	602
2025	618
2026	636
Thereafter	298
Total	$3,192

Total rent expense for leased property approximated $663,000 and $381,000 for the year ended December 31, 2021 and 2020, respectively.

(6) Deposits

At December 31, 2021, contractual maturities of certificate of deposits are summarized as follows: (in thousands).

2022	$48,581
2023	20,406
2024	9,647
2025	8,456
2026	4,677
Thereafter	4,991
$96,758

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $22,570,000 and $32,859,000 at December 31, 2021 and 2020, respectively.

The following is a summary of interest expense on deposits for the years ended December 31, 2021 and 2020: (in thousands)

	Year Ended December 31, 2021	Year Ended December 31, 2020
Savings accounts	$403	$878
Interest-bearing checking accounts	185	286
Market rate checking accounts	469	965
Certificates of deposit	1,623	2,623
	$2,680	$4,752

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

(7) Borrowings

At December 31, 2021 and 2020, the Bank had a line of credit totaling $44.7 million and $89.1 million, respectively, from the FHLB, which is reviewed annually by the FHLB. The following advances, which require monthly or quarterly interest payments, were outstanding at December 31, 2021:

Advance Date	Advance	Fair Value Adjustment	Interest Rate	Maturity	Rate	Call Feature
5/23/2019	$8,000,000	$395,312	2.40%	5/23/2029	Convertible	5/23/2022
11/29/2019	5,000,000	320,713	2.66%	10/25/2019	Convertible	11/29/2022
12/16/2019	5,000,000	271,837	2.37%	12/17/2029	Convertible	3/17/2022
1/21/2021	10,000,000	—	0.68%	1/21/2026	Fixed	N/A
3/8/2021	10,000,000	—	0.54%	3/8/2024	Fixed	N/A
5/2/2021	10,000,000	—	0.76%	5/2/2025	Fixed	N/A
	$48,000,000	$987,862

Three of the advances above were acquired in connection with the acquisition of Affinity Bank during 2020. At December 31, 2021 and 2020, the FHLB advances were collateralized by certain loans which totaled approximately $343.6 million and $309.9 million at December 31, 2021 and 2020, respectively, and by the Company’s investment in FHLB stock which totaled approximately $2.2 million and $1.3 million at December 31, 2021 and 2020, respectively.

The Company had one FHLB letter of credit of $8.0 million and $16.0 million used to collateralize public deposits, outstanding at December 31, 2021 and 2020, respectively.

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

The Company borrowed $100.8 million under the Federal Reserve Bank of Atlanta to fund PPP loans under the U.S. CARES Act (the Paycheck Protection Program Liquidity Facility). This was secured by PPP loans totaling $101.7 million made during the year ended December 31, 2020. These borrowings have a fixed interest rate of 0.35% and a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loan. This loan was repaid in 2021.

At December 31, 2021 and 2020 the Bank had unsecured federal funds lines of credit of $12.5 million, for which no amounts were outstanding. The Bank also has a line of $62.0 million and $53.8 million with the Federal Reserve Bank of Atlanta Discount Window secured by $115.2 million and $99.5 million in loans as of December 31, 2021 and 2020, respectively. No amount was outstanding on the Discount Window as of December 31, 2021 or 2020.

(8) Income Taxes

The components of income tax expense for the years ended December 31, 2021 and 2020 are as follows: (in thousands)

	Year Ended December 31, 2021	Year Ended December 31, 2020
Current	$2,565	$865
Deferred	(227)	(73)
	$2,338	$792

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2021 and 2020 is as follows (in thousands):

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2021	Year Ended December 31, 2020
Statutory Federal tax rate	21%	21%
Pretax income at statutory rate	$2,082	$815
State income tax, net of federal benefit	265	(95)
Cash surrender value of life insurance	(117)	(83)
Permanent adjustments	41	26
Other	67	129
Actual tax expense 24% and 20%, respectively	$2,338	$792

The following summarizes the sources and expected tax consequences of future deductions or income for income tax purposes which comprised the net deferred taxes at December 31, 2021 and 2020: (in thousands)

	Year Ended December 31, 2021	Year Ended December 31, 2020
Deferred income tax assets:
Allowance for loan losses	$2,195	$1,625
Deferred compensation	775	873
Net operating losses	1,849	1,683
Unrealized loss on investment securities available-for-sale	122	—
State tax credits	—	358
Fair value adjustments	522	673
Other	182	199
Total deferred income tax assets	5,645	5,411
Deferred income tax liabilities:
Core deposit intangible	391	440
Premises and equipment	498	533
Unrealized gain on investment securities available-for-sale	—	52
Other	123	154
Total deferred income tax liabilities	1,012	1,179
Net deferred income tax asset	$4,633	$4,232

The Company establishes a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, the Company believes that it will have sufficient earnings to realize its deferred tax asset and has not provided an allowance.

The Company is subject to federal income tax and income tax of state taxing authorities. The Company's federal and state income tax returns for the years ended December 31, 2020, 2019 and 2018 are open to audit under the statutes of limitations.

Prior to January 1, 1996, the Bank was permitted under the Internal Revenue Code (the “Code”) a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The provisions of the Code permitted the Bank to deduct from taxable income an allowance for bad debts based on the greater of a percentage of taxable income before such deduction or actual loss experience. Retained earnings at December 31, 2021 includes approximately $3,625,000 for which no deferred Federal income tax liability has been recognized. The amounts represent an allocation of income for bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

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

In April 2017, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. In January 2021, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing additional shares of the Company’s common stock. A total of 225,721 shares were purchased with the loan proceeds as part of the Company’s stock offering. The balance of the note payable of the ESOP was $5.4 million and $2.6 million at December 31, 2021 and 2020, respectively. Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders’ equity. As of December 31, 2021 and 2020, 59,000 shares and 47,200 shares have been released, respectively.

(10) Benefit Plans

The Company has a profit sharing plan to provide retirement benefits for all employees. Contributions have been paid in the past to a trust fund annually by the Company in an amount determined by the Board of Directors. No contributions were made to the plan for the plan years ended December 31, 2021 and 2020 as the Board of Directors adopted an incentive program and paid cash bonuses rather than having contributions made to the profit sharing plan.

In 2014, the Company added a 401(k) feature to the profit sharing plan that covers substantially all employees. Under the terms of the feature, the Company may make matching contributions to the plan and the employees can contribute up to the maximum amounts allowed by IRS guidelines. The contribution expense related to the 401(k) feature totaled $161,000 for the plan years ended December 31, 2021 and 2020.

The Company sponsors a deferred compensation plan for directors. Under this plan, participating directors may defer their Board fees and receive the deferred amounts plus interest upon completion of their time as a director or at their election. The cumulative deferred contributions for the directors in the plan and earnings thereon at December 31, 2021 and 2020 totaled approximately $2,442,000 and $2,830,000, respectively. These amounts are included in other liabilities in the accompanying consolidated balance sheets. No contributions have been made to the plan since 2015 as the plan was frozen as of June 30, 2015.

The Company has a supplemental executive retirement plan (SERP) in place for one of its executives. This normal retirement benefit consists of a monthly benefit payment equal to the amount that is paid from the annuity contract designated under the SERP. The normal retirement benefit will commence on the first day of the second month following the date of the executive’s separation from service, payable monthly and continuing for the executive’s lifetime. The monthly benefit equals $8,333. If the executive dies after benefit payments have commenced but before receiving a total of 180 monthly payments, the Company shall pay to the executive’s beneficiary the greater of (i) the account balance or (ii) the present value of the remaining payments to satisfy a total of 180 monthly payments. Such death benefit shall be payable in a lump sum no later than 60 days from the date of death. If the executive dies after receiving 180 or more benefit payments, the SERP will terminate and no additional payments will be made. The accrued liability for the plan at December 31, 2021 and 2020 was approximately $459,000 and $439,000, respectively and is recorded in other liabilities. The related expense for the plan was approximately $20,000 and $410,000 in 2021 and 2020, respectively. The earnings from the increase in the value of the annuity for the years ending December 31, 2021 and 2020 was approximately $4,000 and $5,000, respectively. The carrying value of the annuity was approximately $956,000 and $952,000 as of December 31, 2021 and 2020, respectively and is recorded in other assets.

(11) Stock-Based Compensation Plans

The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors. In August 2018, with

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

subsequent shareholder approval, the 2018 Equity Incentive Plan was approved up to 133,987 share of common stock and up to 334,970 stock options. Amounts related to periods prior to the date of the Conversion (January 20, 2021) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (0.90686-to-one) (see Note 1).

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants were as follows.

	December 31
	2021	2020

Dividend yield	0.00%	0.00%
Expected volatility	36.62%	25.40%
Risk-free interest rate	1.04%	0.53%
Expected average life	7.5	7.5
Weighted average per share fair value	$5.34	$2.02

Stock options of 13,454 with a weighted average exercise price of $13.09 were granted during the year ended December 31, 2021. There were no restricted stock grants during the year ended December 31, 2021.

A summary of the Company's stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - January 1, 2020	324,916	$11.14	9.30	—
Granted	130,588	7.77
Exercise of stock options*	—	—
Forfeited	(133,988)	—
Outstanding - December 31, 2020	321,516	$9.77	8.60	$203
Exercisable - December 31, 2020	38,186	$11.14	8.20	$—
Granted	13,454	$13.09
Exercise of stock options*		—
Forfeited	—	—
Outstanding - December 31, 2021	334,970	$9.90	7.80	$676
Exercisable - December 31, 2021	102,489	$10.28	7.57	$274

* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. A summary of the Company's restricted stock activity is summarized below.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding

Outstanding - January 1, 2020	$10.10	120,588
Granted	7.05	64,666
Vested*	—	(13,865)
Forfeited	—	(51,266)
Outstanding - December 31, 2020	$8.63	120,123
Granted	$—	—
Vested*	—	(26,787)
Forfeited	—	—
Outstanding - December 31, 2021	$8.63	93,336

*The terms of the restricted stock agreements permit the surrender of shares of the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 2,641 shares were surrendered during the year ended December 31, 2021.

The Company recognized approximately $410,000 and $298,000 of stock-based compensation expense (included in salary and employee benefits on the consolidated statements of income) during 2021 and 2020, respectively, associated with its common stock awards granted to directors and officers.

As of December 31, 2021, there was approximately $1.2 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately 3.0 years.

(12) Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I Capital to Risk-Weighted Assets and of Tier I Capital to Average Assets. Management believes, as of December 31, 2021 and 2020, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2021 and 2020, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier I risk-based and Tier I leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The Bank’s actual capital amounts and ratios for December 31, 2021 and 2020 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Common Equity Tier 1
(to Risk Weighted Assets)	$83,662	13%	$27,960	4.50%	$40,386	6.50%
Total Capital
(to Risk Weighted Assets)	$91,438	15%	$49,706	8%	$62,133	10%
Tier I Capital
(to Risk Weighted Assets)	$83,662	13%	$37,280	6%	$49,706	8%
Tier I Capital
(to Average Assets)	$83,662	11%	$31,070	4%	$38,837	5%
As of December 31, 2020:
Common Equity Tier 1
(to Risk Weighted Assets)	$61,290	12%	$23,531	4.50%	$33,989	6.50%
Total Capital
(to Risk Weighted Assets)	$67,667	13%	$41,833	8%	$52,291	10%
Tier I Capital
(to Risk Weighted Assets)	$61,290	12%	$31,375	6%	$41,833	8%
Tier I Capital
(to Average Assets)	$61,290	10%	$24,661	4%	$30,826	5%

A reconciliation of the Bank’s equity capital amounts under GAAP to tier 1 and total risk-based capital for December 31, 2021 and 2020 are presented in the table below (in thousands).

	December 31, 2021	December 31, 2020
Regulatory capital:
Stockholders’ equity	$103,187	82,003
Intangible assets	(18,749)	(18,940)
Disallowed deferred taxes	(776)	(1,773)
Tier 1 risk-based capital	83,662	61,290
Eligible allowance for loan losses	7,776	6,377
Total risk-based capital	$91,438	67,667

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

	For Year Ended December 31, 2021	For Year Ended December 31, 2020
Beginning balance	$927	$1,034
Loans advanced	3	206
Repayments	(603)	(313)
Ending balance	$327	$927

The aggregate amount of deposits from directors and executive officers and their affiliates amounted to approximately $2.4 million and $2.5 million at December 31, 2021 and 2020, respectively.

(14) Commitments

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

	Appropriate
	Contract Amount
	December 31, 2021	December 31, 2020
Financial instruments whose contract amounts represent credit risk: (in thousands)
Commitments to extend credit	$69,582	$63,485

The dollar amount and ranges of rates of commitments to fund fixed rate loans follows: (in thousands)

	December 31,2021		December 31,2020
	Amount	Interest Rate Range	Amount	Interest Rate Range
Commitments to extend credit	$26,820	2.75%-6.95%	34,391	2.85%-6.95%

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had a fair value of $48.6 million and $24.0 million at December 31, 2021 and 2020, respectively. They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2021 and 2020 (in thousands).

December 31, 2021	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	3,538	3,538
Impaired loans	—	—	7,221	7,221
Total assets at fair value	$—	—	10,759	10,759

December 31, 2020	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	—	1,292	1,292
Impaired loans	—	—	7,223	7,223
Total assets at fair value	$—	—	8,515	8,515

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at December 31, 2021 and 2020 are as follows:

	December 31, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$111,776	111,776	178,253	178,253
Investment securities
available-for-sale	$48,557	48,557	24,005	24,005
Other investments	$2,476	2,476	1,596	1,596
Loans, net	$575,825	581,541	592,254	611,625
Bank owned life insurance	$15,377	15,377	15,311	15,311
Financial liabilities:
Deposits	$614,799	601,036	640,165	639,269
FHLB advances	$48,988	48,197	19,117	16,769
PPPLF borrowings	$—	—	100,813	100,813
Other borrowings	$—	—	5,000	5,000

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

(16) Condensed Parent Company Only Financial Information

A condensed summary of Affinity Bancshares, Inc.’s financial information is shown.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Parent Only Condensed Balance Sheets

	December 31, 2021	December 31, 2020

Assets
Cash in bank subsidiary	$11,222	$364
Investment in subsidiary, at underlying equity	103,188	82,004
Loan receivable - ESOP	5,446	2,617
Other assets	1,279	857
Total assets	$121,135	$85,842

Liabilities and Stockholders' Equity

Liabilities :
Other borrowings	$—	$5,000
Other liabilities	167	57
Total liabilities	167	5,057

Stockholders' equity:
Total stockholders' equity	120,968	80,785
Total liabilities and stockholders' equity	$121,135	$85,842

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Parent Only Condensed Statements of Income

	Year Ended December 31,	Year Ended December 31,
	2021	2020

Interest income:
Income on ESOP loan	$177	$120
Total interest income	177	120
Interest expense:
Interest expense on borrowings	10	82
Total interest expense	10	82
Net interest income	167	38
Noninterest expenses:
Other noninterest expense	537	565
Loss before income taxes	(370)	(527)
Income tax benefit	227	14
Loss before equity in undistributed earnings of Bank	(143)	(513)
Equity in undistributed earnings of Bank	7,716	3,601
Net income	$7,573	$3,088

Parent Only Condensed Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,
	2021	2020

Cash flows from operating activities:
Net income	$7,573	$3,088
Adjustments to reconcile net income to net cash used in operating activities
Equity in undistributed earnings of Bank	(7,716)	(3,601)
Other	(311)	(256)
Net cash used in operating activities	(454)	(769)
Cash flows from investing activities:
Payments from ESOP loan	131	209
Cash paid in business combination	—	(40,388)
Purchase ABB preferred stock	—	(10,848)
Capital injection into the Bank	(16,267)	(5,000)
Net cash used in investing activities	(16,136)	(56,236)
Cash flows from financing activities:
Proceeds from stock offering	37,108	—
Stock offering expenses	(1,699)	—
Funding of ESOP	(2,961)	—
Proceeds from other borrowings	—	5,000
Repay other borrowings	(5,000)	—
Dividend from Bank	—	40,600
Net cash provided by financing activities	27,448	45,600
Net change in cash and cash equivalents	10,858	(11,405)
Cash and cash equivalents at beginning of period	364	11,560
Cash and cash equivalents at end of period	$11,222	$364

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting As of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, As of December 31, 2021, the Company’s internal control over financial reporting is effective, based on those criteria.

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

There were no changes made in our internal controls during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Securities Authorized for Issuance under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2021 with respect to compensation plans (other than our Employee Stock Ownership Plan) under which Company equity securities are authorized for issuance. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders. Equity compensation plans approved by stockholders consist of the Community First Bancshares, Inc. 2018 Equity Incentive Plan.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	334,970	$8.86	0
Equity compensation plans not approved by security holders	0	N/A	0
Total	334,970	$8.86	0

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

3.1

Articles of Incorporation of Affinity Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Affinity Bancshares, Inc. (File No. 333-248745), initially filed with the Securities and Exchange Commission on September 11, 2020)

3.2

Bylaws of Affinity Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Affinity Bancshares, Inc. (File No. 333-248745), initially filed with the Securities and Exchange Commission on September 11, 2020)

4.1

Form of Common Stock Certificate of Affinity Bancshares, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Affinity Bancshares, Inc. (File No. 333-248745), initially filed with the Securities and Exchange Commission on September 11, 2020)

4.2

Description of Affinity Bancshares, Inc. Securities (incorporated by reference to Exhibit 4.2 to the annual report on 10-K (File No. 001-39914) filed with the Securities and Exchange Commission on April 1, 2021)

10.1

Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Community First Bancshares, Inc. (File No. 333-215041), initially filed with the Securities and Exchange Commission on December 12, 2016) †

10.2

Community First Bancshares, Inc. 2018 Equity Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting of Stockholders of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on July 18, 2018)†

10.3

Employment Agreement between Newton Federal Bank, Community First Bancshares, Inc. and Gregory J. Proffitt (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Affinity Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on September 7, 2018)†

10.4

Employment Agreement between Newton Federal Bank, Community First Bancshares, Inc. and Tessa M. Nolan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Affinity Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on September 7, 2018)†

10.5

Employment Agreement by and among Community First Bancshares, Inc., Newton Federal Bank and Edward J. Cooney (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on March 30, 2020)†

10.6

Supplemental Executive Retirement Plan, dated January 2, 2019, between Affinity Bank and Edward J. Cooney (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on March 30, 2020)†

10.7

Amendment No. 1 to Employment Agreement by and between Newton Federal Bank, Community First Bancshares, Inc. and Gregory J. Proffitt (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Community First Bancshares, Inc. (File No. 001-38074), filed with the Securities and Exchange Commission on May 14, 2020)†

10.8

Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of Community First Bancshares, Inc. (File No. 333-227212), initially filed with the Securities and Exchange Commission on September 6, 2018)†

10.9

Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 of Community First Bancshares, Inc. (File No. 333-227212), initially filed with the Securities and Exchange Commission on September 6, 2018)†

10.10	[intentionally omitted]
10.11

Form of Addendum to Non-Qualified Stock Option Award Agreement† (incorporated by reference to Exhibit 10.11 to the annual report on 10-K (File No. 001-39914) filed with the Securities and Exchange Commission on April 1, 2021)

10.12

Form of Addendum to Incentive Stock Option Award Agreement† (incorporated by reference to Exhibit 10.12 to the annual report on 10-K (File No. 001-39914) filed with the Securities and Exchange Commission on April 1, 2021)

10.13

Form of Addendum to Restricted Stock Award Agreement† (incorporated by reference to Exhibit 10.13 to the annual report on 10-K (File No. 001-39914) filed with the Securities and Exchange Commission on April 1, 2021)

10.14

Amendment No. 1 to Community First Bancshares, Inc. 2018 Equity Incentive Plan†  (incorporated by reference to Exhibit 10.14 to the annual report on 10-K (File No. 001-39914) filed with the Securities and Exchange Commission on April 1, 2021)

10.15	Employment Agreement with Clark Nelson

10.16	Employment Agreement with Elizabeth Glazka

21	Subsidiaries of Registrant

23	Consent of Wipfli LLP (U.S. PCAOB Auditor Firm ID 344)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

† Management contract or compensation plan or arrangement.

ITEM 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY BANCSHARES, INC.

Date: March 18, 2022	By:	/s/ Edward J. Cooney
Edward J. Cooney
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edward J. Cooney	Chief Executive Officer	March 18, 2022
Edward J. Cooney	and Director (Principal Executive
Officer)

/s/ Tessa M. Nolan	Senior Vice President and Chief	March 18, 2022
Tessa M. Nolan	Financial Officer
(Principal Financial and
Accounting Officer)

/s/ William D. Fortson, Jr.	Chairman of the Board	March 18, 2022
William D. Fortson, Jr.

/s/ Marshall L. Ginn	Director	March 18, 2022
Marshall L. Ginn

/s/ Bob W. Richardson	Director	March 18, 2022
Bob W. Richardson

/s/ Howard G. Roberts	Director	March 18, 2022
Howard G. Roberts

/s/ Mark J. Ross	Director	March 18, 2022
Mark J. Ross

/s/ Edward P. Stone	Director	March 18, 2022
Edward P. Stone

/s/ Robin S. Reich	Director	March 18, 2022
Robin S. Reich