Form 10-Q
period 2022-03-31
Affinity Bancshares, Inc.
filed 2022-05-12
CIK 1823406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, 6,615,785 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

Affinity Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINITY BANCSHARES, INC.

Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
	(In thousands)
Assets

Cash and due from banks, including reserve requirement of $0 at March 31, 2022 and December 31, 2021	$14,302	$16,239
Interest-earning deposits in other depository institutions	55,596	95,537
Cash and cash equivalents	69,898	111,776
Investment securities available-for-sale	45,911	48,557
Other investments	1,022	2,476
Loans, net	592,887	575,825
Other real estate owned	3,538	3,538
Premises and equipment, net	3,955	3,783
Bank owned life insurance	15,462	15,377
Intangible assets	18,701	18,749
Accrued interest receivable and other assets	8,834	8,007
Total assets	$760,208	$788,088

Liabilities and Stockholders' Equity

Liabilities:
Savings accounts	$86,717	$86,745
Interest-bearing checking	95,555	91,387
Market rate checking	151,443	145,969
Non-interest-bearing checking	202,042	193,940
Certificates of deposit	92,288	96,758
Total deposits	628,045	614,799
Federal Home Loan Bank advances	10,000	48,988
Accrued interest payable and other liabilities	5,805	3,333
Total liabilities	643,850	667,120

Stockholders' equity:
Common stock (par value $0.01 per share, 40,000,000 shares authorized; 6,618,855 issued and outstanding at March 31, 2022 and 6,872,634 issued and outstanding at December 31, 2021	66	69
Preferred stock (10,000,000 shares authorized, no shares outstanding at March 31, 2022 and December 31, 2021	—	—
Additional paid in capital	64,241	68,038
Unearned ESOP shares	(4,952)	(5,004)
Retained earnings	60,014	58,223
Accumulated other comprehensive loss	(3,011)	(358)
Total stockholders' equity	116,358	120,968
Total liabilities and stockholders' equity	$760,208	$788,088

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Interest income:
Loans, including fees	$6,996	$9,094
Investment securities, including dividends	266	112
Interest-earning deposits	17	42
Total interest income	7,279	9,248
Interest expense:
Deposits	503	798
Borrowings	(975)	109
Total interest expense	(472)	907
Net interest income before provision for loan losses	7,751	8,341
Provision for loan losses	250	450
Net interest income after provision for loan losses	7,501	7,891
Noninterest income:
Service charges on deposit accounts	392	334
Other	203	395
Total noninterest income	595	729
Noninterest expenses:
Salaries and employee benefits	2,942	2,383
Deferred compensation	66	64
Occupancy	582	1,052
Advertising	80	80
Data processing	494	481
Other real estate owned	—	12
Net (gain) on sale of other real estate owned	—	(1)
Legal and accounting	182	177
Organizational dues and subscriptions	131	71
Director compensation	51	50
Federal deposit insurance premiums	60	73
Writedown of premises and equipment	—	873
FHLB prepayment penalties	647	—
Other	523	577
Total noninterest expenses	5,758	5,892
Income before income taxes	2,338	2,728
Income tax expense	547	596
Net income	$1,791	$2,132
Basic earnings per share	$0.26	$0.31
Diluted earnings per share	$0.26	$0.31

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,
	2022	2021
		(In thousands)
Net income	$1,791	$2,132

Other comprehensive loss:

Net unrealized loss on available-for-sale securities, net of taxes of $(896) and $(43)	(2,653)	(278)

Total other comprehensive loss	(2,653)	(278)

Total comprehensive (loss) income	$(862)	$1,854

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three Months Ended March 31, 2021 and 2022
						Accumulated
		Additional				Other
	Common	Paid In	Treasury	Unearned	Retained	Comprehensive
	Stock (1)	Capital	Stock	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)
Beginning balance December 31, 2020	$69	$33,628	$(1,268)	$(2,453)	$50,650	$159	$80,785
ESOP loan payment and release of ESOP shares	—	5	—	52	—	—	57
Stock-based compensation expense	—	110	—	—	—	—	110
Change in unrealized loss on investment securities available- for-sale, net of tax	—	—	—	—	—	(278)	(278)
Corporate reorganization
Issuance of common stock (less stock offering expenses of $1,699)	—	32,448	—	—	—	—	32,448
Issuance of shares and loan to ESOP	—	2,961	—	(2,961)	—	—	—
Treasury stock retired	—	(1,268)	1,268	—	—	—	—
Net income	—	—	—	—	2,132	—	2,132
Ending balance March 31, 2021	$69	$67,884	$—	$(5,362)	$52,782	$(119)	$115,254

Ending balance December 31, 2021	$69	$68,038	$—	$(5,004)	$58,223	$(358)	$120,968
ESOP loan payment and release of ESOP shares	—	29	—	52	—	—	81
Stock-based compensation expense	—	113	—	—	—	—	113
Change in unrealized loss on investment securities available- for-sale	—	—	—	—	—	(2,653)	(2,653)
Common stock repurchase	(3)	(3,939)	—	—	—	—	(3,942)
Net income	—	—	—	—	1,791	—	1,791
Ending balance March 31, 2022	$66	$64,241	$—	$(4,952)	$60,014	$(3,011)	$116,358

(1)
Amounts concerning shares related to periods prior to the date of the Conversion (January 20, 2021) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (0.90686-to-one).

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$1,791	$2,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and (accretion) amortization	(804)	188
Stock-based compensation expense	113	110
Provision for loan losses	250	450
ESOP expense	81	57
Net gain on sale and writedown of other real estate owned	—	(1)
Increase in cash surrender value of bank owned life insurance	(85)	(89)
Loss on writedown of premises and equipment	—	873
Change in:
Accrued interest receivable and other assets	70	1,871
Accrued interest payable and other liabilities	2,492	3,075
Net cash provided by operating activities	3,908	8,666
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(1,751)	(1,516)
Purchases of premises and equipment	(380)	(190)
Proceeds from paydowns of investment securities available-for-sale	799	1,061
Purchases of other investments	(378)	(850)
Proceeds from sales of other investments	1,832	345
Proceeds from bank owned life insurance death claim	—	300
Net change in loans	(17,215)	(27,254)
Proceeds from sales of other real estate owned	—	979
Net cash used in investing activities	(17,093)	(27,125)
Cash flows from financing activities:
Net change in deposits	13,249	(5,039)
Stock repurchase	(3,942)	—
Proceeds from FHLB advances	20,000	20,000
Repayment of FHLB advances	(58,000)	—
Repayment of PPPLF borrowings	—	(100,813)
Repayment of holding company loan	—	(5,000)
Proceeds from stock offering	—	37,116
Stock offering expenses	—	(1,699)
Funding of ESOP	—	(2,961)
Net cash used in financing activities	(28,693)	(58,396)
Net change in cash and cash equivalents	(41,878)	(76,855)
Cash and cash equivalents at beginning of period	111,776	178,253
Cash and cash equivalents at end of period	$69,898	$101,398
Supplemental disclosures of cash flow information:
Cash paid for interest	$587	$914

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

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of March 31, 2022 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

Summary of Significant Accounting Policies – The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in the Company’s financial statements for the year ended December 31, 2021 included in the Company’s Form 10-K.

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

	Three Months Ended March 31,
	2022	2021
	(In thousands except per share data)

Net income	$1,791	$2,132
Weighted average common shares outstanding	6,806,405	6,873,137
Effect of dilutive common stock awards	102,260	16,615
Diluted weighted average common shares outstanding	6,908,665	6,889,752
Basic earnings per common share	$0.26	$0.31
Diluted earnings per common share	$0.26	$0.31

There were 13,454 anti-dilutive options for the three ended March 31, 2022 and 190,928 anti-dilutive options for the three months ended March 31, 2021.

Recent Accounting Pronouncements

There have been no pronouncements issued during the quarter that would have a material impact on the Company's financial statements.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(2) Investment Securities

Investment securities available-for-sale at March 31, 2022 and December 31, 2021 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
March 31, 2022	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$5,078	$—	$(401)	$4,677
Municipal securities - tax exempt	538	—	(50)	488
Municipal securities - taxable	2,046	—	(166)	1,880
U. S. Government sponsored enterprises	11,837	—	(1,511)	10,326
Government agency mortgage-backed securities	20,536	—	(1,521)	19,015
Corporate securities	9,905	—	(380)	9,525
Total	$49,940	$—	$(4,029)	$45,911
December 31, 2021
U.S. Treasury securities	$5,068	$5	$(23)	$5,050
Municipal securities - tax exempt	540	—	(4)	536
Municipal securities - taxable	796	—	(6)	790
U. S. Government sponsored enterprises	11,837	—	(295)	11,542
Government agency mortgage-backed securities	21,371	200	(232)	21,339
Corporate securities	9,425	20	(145)	9,300
Total	$49,037	$225	$(705)	$48,557

There were 57 securities in an unrealized loss position as of March 31, 2022 for less than 12 months. There were four securities in an unrealized loss position for 12 months or greater as of March 31, 2022. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly. Four of the securities are agency bonds and five are U.S. Treasury bonds, so all of these are direct obligations of the U.S. Government. Thirty-six of the securities are mortgage backed bonds that have the direct or implied backing of the U.S. Government. Three of the bonds are municipal securities and the remaining 13 securities are corporate securities that are either trust preferred securities or subordinated debentures where the Bank performs a credit review regularly and such review has raised no concerns. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis which may be at maturity.

The amortized cost and estimated fair value of investment securities available-for-sale at March 31, 2022, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories. (in thousands)

	Amortized	Estimated
	Cost	Fair Value
U.S. Treasury securities
Within 1 year	$—	$—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	5,078	4,677
Greater than 10 years	—	—
Municipal securities - tax exempt
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	—	—
Greater than 10 years	538	488
Municipal securities - taxable
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	796	724
Greater than 10 years	1,250	1,156
Government agency securities
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	—	—
Greater than 10 years	11,837	10,326
Corporate securities
Within 1 year	—	—
Greater than 1 to 5 years	495	486
Greater than 5 to 10 years	8,910	8,614
Greater than 10 years	500	425
	29,404	26,896
Government agency mortgage-backed securities	20,536	19,015
Total	$49,940	$45,911

No securities were sold during the three months ended March 31, 2022 or 2021.

Securities with a carrying value of approximately $2.5 million and $2.8 million were pledged to secure public deposits at March, 2022 and December 31, 2021, respectively.

(3) Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at March 31, 2022 and December 31, 2021 are summarized as follows: (in thousands)

	March 31, 2022	December 31, 2021
Commercial (secured by real estate - owner occupied)	$156,332	$158,662
Commercial (secured by real estate - non-owner occupied)	119,461	104,042
Commercial and industrial	155,374	152,834
Paycheck Protection Program loans	7,078	17,883
Construction, land and acquisition & development	27,138	16,317
Residential mortgage 1-4 family	56,448	63,065
Consumer installment	79,862	71,580
Total	601,693	584,384
Less allowance for loan losses	(8,806)	(8,559)
Total loans, net	$592,887	$575,825

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

The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, is an economic stimulus bill signed into law on March 27, 2020, in response to the economic fallout of the COVID-19 pandemic in the United States. The creation of the Paycheck Protection Program (PPP) enacted under the CARES Act provides forgivable loans to small businesses for payroll obligations, emergency grants to cover immediate operating costs, and a mechanism for loan forgiveness by the Small Business Administration should all criteria be met. The Bank received SBA authorization for 730 and 1,171 PPP loans totaling $66.1 million and $130.3 million for the years ended December 31, 2021 and 2020, respectively. These loans are fully guaranteed by the Small Business Administration.

Qualifying loans in the amount of $361.0 million and $343.6 million were pledged to secure the line of credit from the Federal Home Loan Bank of Atlanta (“FHLB”) at March 31, 2022 and December 31, 2021, respectively.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the three months ended March 31, 2022 and as of December 31, 2021: (in thousands)

March 31, 2022	Commercial (Secured by Real Estate - Owner Occupied)	Commercial (Secured by Real Estate - Non-Owner Occupied)	Commercial and Industrial	Paycheck Protection Program (1)		Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,701	$1,980	$2,242		$—	$162	$502	$969	$3	$8,559
Provision	(266)	240	33		—	174	(89)	147	11	250
Charge-offs	—	—	(26)		—	—	—	(25)	—	(51)
Recoveries	—	—	3		—	—	38	7	—	48
Ending balance	$2,435	$2,220	$2,252		$—	$336	$451	$1,098	$14	$8,806
Ending allowance attributable to loans:
Individually evaluated for impairment	$—	$1	$—		$—	$—	$5	$—	$—	$6
Collectively evaluated for impairment	2,435	2,219	2,252		—	336	446	1,098	14	8,800
Total ending allowance	$2,435	$2,220	2,252		$—	$336	$451	$1,098	$14	$8,806
Loans:
Individually evaluated for impairment	$93	$3,374	$388		$—	$—	$2,705	$—	$—	$6,560
Collectively evaluated for impairment	156,239	116,087	154,986		7,078	27,138	53,743	79,862	—	595,133
Total loans	$156,332	$119,461	$155,374		$7,078	$27,138	$56,448	$79,862	$—	$601,693

December 31, 2021
Allowance for loan losses:
Beginning balance	$1,913	$1,171	$1,320		$—	$224	$970	$719	$44	$6,361
Provision	(519)	809	1,119		—	(62)	(541)	310	(41)	1,075
Charge-offs	-	-	(234)		—	—	—	(76)	—	(310)
Recoveries	1,307	-	37		—	—	73	16	—	1,433
Ending balance	$2,701	$1,980	$2,242	$		$162	$502	$969	$3	$8,559
Ending allowance attributable to loans:
Individually evaluated for impairment	$—	$1	$1		$—	$—	$5	$—	$—	$7
Collectively evaluated for impairment	2,701	1,979	2,241		—	162	497	969	3	8,552
Total ending allowance	$2,701	$1,980	$2,242		$—	$162	$502	$969	$3	$8,559
Loans:
Individually evaluated for impairment	$95	$3,387	$753		$—	$—	$2,992	$1	$—	$7,228
Collectively evaluated for impairment	158,567	100,655	152,082		17,883	16,317	60,073	71,579	—	577,156
Total loans	$158,662	$104,042	$152,835		$17,883	$16,317	$63,065	$71,580	$—	$584,384

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

Impaired loans at March 31, 2022 and December 31, 2021 were as follows: (in thousands)

March 31, 2022	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate - owner occupied)	$93	$93	$—	$96	$1
Commercial (secured by real estate - non-owner occupied)	3,188	3,188	—	3,172	11
Commercial and industrial	388	388	—	418	—
Paycheck Protection Program	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	1,776	1,776	—	1,836	3
Consumer installment	—	—	—	2	—
	5,445	5,445	—	5,524	15
With an allowance recorded:
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied)	186	186	1	190	3
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	929	929	5	951	13
Consumer installment	—	—	—	—	—
	1,115	1,115	6	1,141	16
Total impaired loans	$6,560	$6,560	$6	$6,665	$31

December 31, 2021
With no related allowance recorded:
Commercial (secured by real estate - owner occupied)	$95	$95	$—	$100	$6
Commercial (secured by real estate - non-owner occupied)	3,199	3,199	—	3,177	45
Commercial and industrial	388	421	—	458	—
Paycheck Protection Program	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	2,052	2,052	—	2,110	31
Consumer installment	1	1	—	3	—
	5,735	5,768	—	5,848	82
With an allowance recorded:
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied)	188	189	1	192	12
Commercial and industrial	365	365	1	379	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	940	941	5	960	60
Consumer installment	—	—	—	—	—
	1,493	1,495	7	1,531	72
Total impaired loans	$7,228	$7,263	$7	$7,379	$154

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of March 31, 2022 and December 31, 2021 by class of loans: (in thousands)

March 31, 2022	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate - owner occupied)	$44	$—	$—	$44	$156,288	$156,332	$—
Commercial (secured by real estate - non-owner occupied)	18	5	—	23	119,438	119,461	3,189
Commercial and industrial	—	—	388	388	154,986	155,374	388
Paycheck Protection Program	—	—	—	—	7,078	7,078	—
Construction, land and acquisition & development	—	—	—	—	27,138	27,138	—
Residential mortgage	2,871	97	213	3,181	53,267	56,448	2,683
Consumer installment	355	—	—	355	79,507	79,862	78
Total	$3,288	$102	$601	$3,991	$597,702	$601,693	$6,338

December 31, 2021
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$158,662	$158,662	$—
Commercial (secured by real estate - non-owner occupied)	—	—	3,200	3,200	100,842	104,042	3,200
Commercial and industrial	338	—	813	1,151	151,684	152,835	813
Paycheck Protection Program	—	—	—	—	17,883	17,883	—
Construction, land and acquisition & development	—	—	-	-	16,317	16,317	-
Residential mortgage	4,094	1,711	321	6,126	56,939	63,065	2,873
Consumer installment	289	45	—	334	71,246	71,580	125
Total	$4,721	$1,756	$4,334	$10,811	$573,573	$584,384	$7,011

There were no loans past due 90 days or greater and still accruing interest as of March 31, 2022 and December 31, 2021.

There was no new troubled debt restructuring during the three months ended March 31, 2022 or March 31, 2021. No troubled debt restructurings subsequently defaulted during the three months ended March 31, 2022 or 2021.

The Bank has allocated an allowance for loan losses of approximately $6,000 and $10,000 to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2022 and December 31, 2021, respectively.

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of March 31, 2022 and December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

March 31, 2022	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate - owner occupied)	$155,949	$383	$—	$—	$156,332
Commercial (secured by real estate - non-owner occupied)	113,719	2,336	3,406	—	119,461
Commercial and industrial	154,949	—	425	—	155,374
Paycheck Protection Program	7,078	—	—	—	7,078
Construction, land and acquisition & development	27,138	—	—	—	27,138
Residential mortgage	52,728	—	3,720	—	56,448
Consumer installment	79,784	—	78	—	79,862
Total	$591,345	$2,719	$7,629	$—	$601,693

December 31, 2021	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate - owner occupied)	$158,272	$390	$—	$—	$158,662
Commercial (secured by real estate - non-owner occupied)	98,269	2,352	3,421	—	104,042
Commercial and industrial	151,983	—	852	—	152,835
Paycheck Protection Program	17,883	—	—	—	17,883
Construction, land and acquisition & development	16,005	312	—	—	16,317
Residential mortgage	59,080	—	3,985	—	63,065
Consumer installment	71,440	—	140	—	71,580
Total	$572,932	$3,054	$8,398	$—	$584,384

(4) Deposits

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $20.4 million at March 31, 2022 and $22.6 million at December 31, 2021.

(5) Borrowings

The following FHLB advances, which required monthly or quarterly interest payments, were outstanding at March 31, 2022:

Advance Date	Advance	Fair Value Adjustment	Interest Rate	Maturity	Rate	Call Feature
3/4/2022	$10,000,000	$—	0.27%	4/4/2022	Fixed	N/A
	$10,000,000	$—

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

There were FHLB advances totaling $49.0 million consisting of advances with a book value of $48.0 million and a fair value adjustment of $1.0 million as of December 31, 2021. At March 31, 2022 and December 31, 2021, the FHLB advances were collateralized by certain loans which totaled approximately $361.0 million and $343.6 million, and by the Company’s investment in FHLB stock which totaled approximately $772,000 and $2.2 million at March 31, 2021 and December 31, 2021. Acquired FHLB advances totaling $49.0 million were paid off during the three months ended March 31, 2022. We were able to accrete to income the remaining $1.0 million fair value adjustment associated with these acquired advances. This decreased our interest expense for the three months ended March 31, 2022 to a negative $472,000.

The Company had one FHLB letter of credit of $2.5 million and $8.0 million, used to collateralize public deposits, outstanding at March 31, 2022 and December 31, 2021, respectively.

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

The Company borrowed $100.8 million under the Federal Reserve Bank of Atlanta to fund PPP loans under the U.S. CARES Act (the Paycheck Protection Program Liquidity Facility). This was secured by PPP loans totaling $101.7 million made during the year ended December 31, 2020. These borrowings had a fixed interest rate of 0.35% and a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loan. In January 2021, the borrowing was repaid.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(6) Employee Stock Ownership Plan

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

In April 2017, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. In January 2021, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing additional shares of the Company’s common stock. A total of 225,721 shares were purchased with the loan proceeds as part of the Company’s second stock offering. Total ESOP expense for the three months ended March 31, 2022 and 2021 was approximately $81,000 and $57,000, respectively. The balance of the note payable of the ESOP was approximately $5.4 million at March 31, 2022 and December 31, 2021. Because the source of the loan payments is contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders’ equity. As of March 31, 2022 and December 31, 2021, 59,000 shares had been released.

(7) Stock-Based Compensation

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

There were no stock options or restricted stock grants during the three months ended March 31, 2022.

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2021	334,970	$9.90
Granted	—	—
Exercise of stock options	—	—
Forfeited	—	—
Outstanding - March 31, 2022	334,970	$9.90	7.56	$1,009
Exercisable - March 31, 2022	102,489	$10.28	7.33	$535

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding

Outstanding - December 31, 2021	$8.63	93,336
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding - March 31, 2022	$8.63	93,336

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The Company recognized approximately $113,000 and $110,000 of stock-based compensation expense during the three months ended March 31, 2022 and 2021 respectively, associated with its common stock awards granted to directors and officers.

As of March 31, 2022, there was approximately $1.1 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately 2.75 years.

(8) Fair Value Measurements and Disclosures

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $45.9 million and $48.6 million at March 31, 2022 and December 31, 2021. They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2022 and December 31, 2021 (in thousands).

March 31, 2022	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$3,538	$3,538
Impaired loans	—	—	6,554	6,554
Total assets at fair value	$—	$—	$10,092	$10,092

December 31, 2021	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$3,538	$3,538
Impaired loans	—	—	7,221	7,221
Total assets at fair value	$—	$—	$10,759	$10,759

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$69,898	$69,898	$111,776	$111,776
Investment securities
available-for-sale	45,911	45,911	48,557	48,557
Other investments	1,022	1,022	2,476	2,476
Loans, net	592,887	587,313	575,825	581,541
Cash surrender value of life insurance	15,462	15,462	15,377	15,377
Financial liabilities:
Deposits	628,045	601,324	614,799	601,036
FHLB advances	10,000	10,000	48,988	48,197

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this report on Form 10-Q.

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
•
our ability to retain key employees;
•
the effects of global or national war, conflict or acts of terrorism;
•
our compensation expense associated with equity allocated or awarded to our employees; and
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the novel coronavirus can be fully controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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

Summary of Significant Accounting Policies

A summary of our accounting policies is described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

The allocation methodology applied by the Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was appropriate at March 31, 2022. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of the Bank and any increase or decrease in the allowance is the responsibility of management.

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

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total assets decreased $27.9 million, or 3.5%, to $760.2 million at March 31, 2022 from $788.1 million at December 31, 2021. The decrease was due primarily to paying off Federal Home Loan Bank advances and was partially offset by an increase in net loans.

Cash and cash equivalents decreased $41.9 million, or 37.5%, to $69.9 million at March 31, 2022 from $111.8 million at December 31, 2021 as excess liquidity was utilized to payoff Federal Home Loan Bank advances.

Net loans increased $17.1 million, or 3.0%, to $592.9 million at March 31, 2022 from $575.8 million at December 31, 2021, including Paycheck Protection Program (PPP) loans of $7.1 million and $17.9 million at March 31, 2022 and December 31, 2021, respectively. Commercial real estate loans increased $13.1 million, or 5.0%, to $275.8 million at March 31, 2022 from $262.7 million at December 31, 2021, while construction loans increased $10.8 million or 66.3%, to $27.1 million at March 31, 2022 from $16.3 million at December 31, 2021, as we have been successful with our strategic initiative to increase construction lending to continue to diversify the loan portfolio. In addition, consumer loans increased $8.3 million, or 11.6%, to $79.9 million at March 31, 2022 from $71.6 million at December 31, 2021, as we continue to experience growth in our indirect automobile loans. These increases were partially offset by a decrease in PPP loans, which decreased $10.8 million or 60.4% to $7.1 million at March 31, 2022 from $17.9 million at December 31, 2021 as a result of continued forgiveness of loans by SBA, and a decrease in one-to-four family residential real estate loans of $6.6 million, or 10.5%, to $56.4 million at March 31, 2022 from $63.1 million at December 31, 2021, as mortgage loans continue to be refinanced at lower rates than we offer.

Securities available-for-sale decreased $2.6 million, or 5.4%, to $45.9 million at March 31, 2022 from $48.6 million at December 31, 2021, as the unrealized loss on the investment portfolio increased.

Total deposits increased $13.2 million, or 2.1%, to $628.0 million at March 31, 2022 from $614.8 million at December 31, 2021, which reflected an increase in interest-bearing, market rate, and non-interest-bearing deposits of $17.7 million. We experienced increases in non-interest-bearing checking accounts ($8.1 million, or 4.2%), market-rate checking accounts ($5.5 million, or 3.8%) and interest-bearing checking accounts ($4.2 million, or 4.6%), due to our continued focus to grow core deposits to fund our loan growth. Offsetting these increases, certificates of deposit decreased $4.5 million, or 4.6%, to $92.3 million at March 31, 2022 from $96.8 million at December 31, 2021. We believe the continued shift in our deposit accounts reflected a decreasing interest rate environment resulting in customers maintaining funds in more liquid deposits. The loan-to-deposit ratio at March 31, 2022 was 94.4%, as compared to 93.7% at December 31, 2021.

We had $10.0 million of FHLB advances and no other borrowings at March 31, 2022, compared to $49.0 million of Federal Home Loan Bank advances at December 31, 2021. Borrowings were decreased during the three months ended March 31, 2022 as we repaid acquired FHLB borrowings, recognizing $1.0 million in accretion from the fair value adjustments on acquired advances. Prepayment penalties in the amount of $647,000 were also recognized with the repayment of these acquired advances for the three months ended March 31, 2022.

Stockholders’ equity decreased by $4.6 million, or 3.8% to $116.4 million at March 31, 2022 compared to $121.0 million at December 31, 2021, primarily due to the decrease in additional paid in capital from the repurchase of 253,779 shares of AFBI stock totaling $3.9 million with an average price per share of $15.53 as well as $3.0 in accumulated other comprehensive loss related to our investment portfolio, an increase of negative $2.7 million for the three months ended March 31, 2022 as compared to negative $358,000 at December 31, 2021.

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

	For the Three Months Ended March 31,
	2022			2021
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans excluding PPP loans	$574,393	$6,792	4.73%	$490,660	$6,204	5.06%
PPP loans	12,369	204	6.59%	123,457	2,890	9.36%
Securities	48,648	260	2.14%	23,751	94	1.59%
Interest-earning deposits	48,231	17	0.14%	77,950	42	0.22%
Other investments	1,000	6	2.33%	1,990	18	3.56%
Total interest-earning assets	684,641	7,279	4.25%	717,808	9,248	5.15%
Non-interest-earning assets	62,343			62,054
Total assets	$746,984			$779,862

Interest-bearing liabilities:
Savings accounts	$86,195	83	0.38%	$94,167	107	0.45%
Interest-bearing checking accounts	96,273	42	0.17%	96,513	52	0.22%
Market rate checking accounts	144,455	88	0.25%	124,209	133	0.43%
Certificates of deposit	94,465	290	1.23%	129,913	506	1.56%
Total interest-bearing deposits	421,388	503	0.48%	444,802	798	0.72%
FHLB advances	8,821	(975)	(44.20)%	29,549	95	1.29%
PPPLF borrowings	—	—	—	4,150	4	0.35%
Other borrowings	—	—	—	1,555	10	2.69%
Total interest-bearing liabilities	430,209	(472)	(0.44)%	480,056	907	0.76%
Non-interest-bearing liabilities	195,024			192,150
Total liabilities	625,233			672,206
Total stockholders' equity	121,751			107,656
Total liabilities and stockholders' equity	$746,984			$779,862
Net interest income		$7,751			$8,341
Net interest rate spread (1)			4.69%			4.39%
Net interest-earning assets (2)	$254,432			$237,752
Net interest margin (3)			4.53%			4.65%
Average interest-earning assets to interest- bearing liabilities	159.14%			149.53%

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

	Three Months Ended March 31, 2022 vs. 2021
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans excluding PPP loans	$2,757	$(2,169)	$588
PPP loans	(2,021)	(665)	(2,686)
Securities	125	41	166
Interest-earning deposits	(13)	(12)	(25)
Other investments	(7)	(5)	(12)
Total interest-earning assets	841	(2,810)	(1,969)

Interest-bearing liabilities:
Savings accounts	(9)	(15)	(24)
Interest-bearing checking accounts	—	(10)	(10)
Market rate checking accounts	114	(159)	(45)
Certificates of deposit	(122)	(94)	(216)
Total interest-bearing deposits	(17)	(278)	(295)
FHLB advances	(19)	(1,051)	(1,070)
PPPLF borrowings	(1)	(3)	(4)
Other borrowings	(3)	(7)	(10)
Total interest-bearing liabilities	(40)	(1,339)	(1,379)

Change in net interest income	$881	$(1,471)	$(590)

Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021

General. Net income decreased $341,000 to $1.8 million for the three months ended March 31, 2022 compared to $2.1 million for the three months ended March 31, 2021. The decrease was due primarily to a decrease in Payroll Protection Program (PPP) loan related interest and fee income from the receipt of forgiveness payments for these loans.

Interest Income. Interest income decreased $2.0 million, or 21.3%, to $7.3 million for the three months ended March 31, 2022 from $9.2 million for the three months ended March 31, 2021. The decrease was due to a decrease in interest income on PPP loans, which decreased $2.7 million to $204,000 for the three months ended March 31, 2022 from $2.9 million for the three months ended March 31, 2021. Our average balance of and our average yield on PPP loans both decreased significantly as a result of the forgiveness of loans by the SBA during the 2021 period and the related acceleration of recognized fees.

Excluding PPP loans, interest income on loans increased $588,000, or 9.5%, to $6.8 million for the three months ended March 31, 2022 from $6.2 million for the three months ended March 31, 2021. Our average balance of non-PPP loans increased $83.7 million, or 17.1%, to $574.4 million for the three months ended March 31, 2022 from $490.7 million for the three months ended March 31, 2021, as we continue to acquire talent to assist with our strategic initiatives to both increase and diversify the loan portfolio. Our average yield on loans, not including PPP loans, decreased 33 basis points to 4.73% for the three months ended March 31, 2022 from 5.06% for the three months ended March 31, 2021, due to the continued changes in the interest rate environment.

Interest income on securities increased $166,000 to $260,000 for the three months ended March 31, 2022 from $94,000 for the three months ended March 31, 2021. The average balance of securities more than doubled to $48.6 million for the three months ended March 31, 2022 from $23.8 million for the three months ended March 31, 2021, due to our using excess cash from PPP loan repayments and cash previously held in interest-bearing deposit accounts to invest in securities to increase the yield of our interest-earning assets.

Interest Expense. Interest expense decreased $1.4 million, or 152.0%, to a negative $472,000 for the three months ended March 31, 2022, compared to $907,000 for the three months ended March 31, 2021, due to our repaying acquired FHLB borrowings, recognizing $1.0 million in accretion from the fair value adjustments on acquired advances.

We experienced decreases in interest expense on all deposit categories, primarily as a result of continued decreases in market rates, but also as a result of a shift in our deposits from certificates of deposit to lower-rate deposit accounts. Interest expense on certificates of deposit decreased $216,000, or 42.7%, to $290,000 for the three months ended March 31, 2022 from $506,000 for the three months ended March 31, 2021 . The average balance of certificates of deposit decreased to $35.4 million, or 27.3%, to $94.5 million for the three months ended March 31, 2022 compared to $129.9 million for the three months ended March 31, 2021, and the average rate we paid on certificates of deposit decreased 33 basis points to 1.23% for the three months ended March 31, 2022 from 1.56% for the three months ended March 31, 2021. Interest expense on market rate checking accounts decreased $45,000, or 33.8%, despite an increase in average balance of $20.2 million, or 16.3%, as the rate we paid on these deposits decreased 18 basis points to 0.25% for the three months ended March 31, 2022 from 0.43% for the three months ended March 31, 2021 due to continued decreases in market rates.

Interest expense on borrowings decreased to a negative $472,000 for the three months ended March 31, 2022 compared to $907,000 for the three months ended March 31, 2021, as we repaid acquired FHLB borrowings during the current period, recognizing $1.0 million in accretion from the fair value adjustments on acquired advances.

Net Interest Income. Net interest income decreased $590,000, or 7.1% and was $7.8 million for the three months ended March 31, 2022 compared to $8.3 million for the three months ended March 31, 2021. Our net interest rate spread increased to 4.69% for the three months ended March 31, 2022 from 4.39% for the three months ended March 31, 2021, reflecting the repayment of FHLB borrowings, described above while our net interest margin was 4.53% for the three months ended March 31, 2022 compared to 4.65% for the three months ended March 31, 2021. The decrease in net interest margin was primarily due to the decrease in PPP loans as forgiveness payments were received. For the three months ended March 31, 2022, the cost of average interest-bearing liabilities decreased to (0.44)% from 0.76% for the three months ended March 31, 2021, as a result of paying off FHLB acquired advances and recognizing $1.0 million in accretion from fair value adjustments on acquired advances. The total cost of deposits was 0.48% for the three months ended March 31, 2022, compared to 0.72% for the three months ended March 31, 2021. The decrease was due to decreasing deposit rates related to the decrease in market rates. Our average net interest-earning assets increased by $16.7 million, or 7.0%, to $254.4 million for the three months ended March 31, 2022 from $237.8 million for the three months ended March 31, 2021.

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

After an evaluation of these factors, we recorded a provision for loan losses of $250,000 for the three months ended March 31, 2022, compared to a provision of $450,000 for the three months ended March 31, 2021. We increased our provision expense in 2021 due to the uncertainty related to the COVID-19 pandemic. As the economy began to improve in 2021 and continued to improve 2022, less provision expense was required. Our allowance for loan losses was $8.8 million at March 31, 2022 compared to $8.6 million at December 31, 2021 and $6.9 million at March 31, 2021. The allowance for loan losses to total loans was 1.46% at March 31, 2022 compared to 1.46% at December 31, 2021 and 1.10% at March 31, 2021. The allowance for loan losses to total loans is an “all-in” number, meaning it includes all originated and acquired loans. This reduces the overall allowance for loan loss to total loans percentage. However, the acquired loans portfolio was marked to fair market value at acquisition and no carryover of the allowance was allowed. The allowance for loan loss to total loans with the total originated and acquired loans is 1.46% at March 31, 2022 compared to 1.46% at December 31, 2021. Excluding the acquired loans, the allowance to total loans is 2.01% at March 31, 2022 compared to 2.06% at December 31, 2021. The allowance for loan losses to non-performing loans was 138.94% at March 31, 2022 compared to 122.09% at December 31, 2021 and 141.14% at March 31, 2021. Net loan charge offs were $3,000 for the three months ended March 31, 2022, compared to net loan recoveries of $1.1 million for the year ended December 31, 2021. The increase in net recoveries for 2021 was primarily driven by a $1.0 million recovery on a previously charged off commercial real estate loan.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2022. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the

Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income decreased $134,000, or 18.4%, to $595,000 for the three months ended March 31, 2022 from $729,000 for the three months ended March 31, 2021. This was a result of the decrease in other non-interest income as income was received in 2021 for a bank owned life insurance death benefit claim and no such benefit claim in 2022.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,942	$2,383	$559	23.5%
Deferred compensation	66	64	2	3.1%
Occupancy	582	1,052	(470)	(44.7)%
Advertising	80	80	—	—
Data processing	494	481	13	2.7%
Other real estate owned	—	12	(12)	(100.0)%
Net (gain) loss on sale of other real estate owned	—	(1)	(1)	97.8%
Legal and accounting	182	177	5	2.8%
Organizational dues and subscriptions	131	71	60	84.5%
Director compensation	51	50	1	2.0%
Federal deposit insurance premiums	60	73	(13)	(17.8)%
Writedown of premises and equipment	—	873	(873)	(100.0)%
FHLB prepayment penalties	647	—	647	100.0%
Other	523	577	(54)	(9.3)%
Total non-interest expenses	$5,758	$5,892	$(134)	(2.3)%

Operating expenses decreased $134,000, and was $5.8 million for the three months ended March 31, 2022, compared to $5.9 million for the three months ended March 31, 2021, as a result of the decrease in occupancy expense due to facilities consolidation offset with increases in salaries and employee benefits.

Income Tax Expense. We recorded income tax expense of $547,000 for the three months ended March 31, 2022 compared to $596,000 for the three months ended March 31, 2021. The lower tax expense for the 2022 period was primarily due to lower pretax income. The effective tax rate was 23.40% for the three months ended March 31, 2022 compared to 21.84% for the three months ended March 31, 2021.

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

The table below sets forth, as of March 31, 2022, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$25,071	(3.52)%
+200	25,554	(1.67)%
Level	25,987	—
-200	24,690	(4.99)%
-400	24,441	(5.95)%

(1) Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 1.67% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 4.99% decrease in net interest income. At March 31, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 1.13% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 1.31% decrease in net interest income.

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

The table below sets forth, as of March 31, 2022, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$103,764	$(19,938)	(16.12)%	15.19%	(121)
+200	113,075	(10,627)	(8.59)%	15.77%	(63)
—	123,702	—	—	16.40%	—
-200	123,074	(628)	(0.51)%	15.69%	(71)
-400	126,526	2,824	(-2.28)%	16.07%	(33)

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at March 31, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 8.59% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 0.51% decrease in net economic value. At March 31, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 3.42% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 6.89% decrease in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at March 31, 2022, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2022, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans. Amounts are based on a preliminary balance sheet as of March 31, 2022, and may not equal amounts included in our unaudited consolidated financial statements for the quarter ended March 31, 2022. However, we believe that there would be no material changes in the results of the gap analysis if the unaudited financial results included in Part 1, Item 1 of this quarterly report had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$55,596	$55,596	$55,596	$55,596	$55,596	$69,898
Investments	5,437	6,497	7,577	9,581	21,281	46,933
Net loans	79,631	109,987	162,026	258,435	475,507	592,895
Other assets	—	—	—	—	—	50,074
Total	$140,664	172,080	225,199	323,612	552,384	$759,800

Liabilities:
Non-maturity deposits	$173,356	188,359	218,364	278,368	423,696	$542,849
Certificates of deposit	13,511	24,345	43,720	59,326	86,962	92,321
Borrowings	15,446	15,446	15,446	15,446	15,446	15,446
Other liabilities	—	—	—	—	—	6,608
Equity capital	—	—	—	—	—	102,576
Total (1)	$202,313	228,150	277,530	353,140	526,104	$759,800

Asset/liability gap	$(61,649)	(56,070)	(52,331)	(29,528)	26,280
Gap/assets ratio (2)	(8.11)%	(7.38)%	(6.89)%	(3.89)%	3.46%

(1) Amounts do not foot due to rounding.

(2) Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($759.8 million).

At March 31, 2022, our asset/liability gap from zero days to one year was negative $52.3 million, resulting in a gap/assets ratio of (6.89)%. At March 31, 2021, our asset/liability gap from zero days to one year was negative $7.4 million, resulting in a gap/assets ratio of (0.93)%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At March 31, 2022, we had a $197.4 million line of credit with the Federal Home Loan Bank of Atlanta, with advances of $10.0 million outstanding and an $2.5 million letter of credit outstanding, and we had a $5.0 million unsecured federal funds line of credit and a $7.5 million unsecured federal funds line of credit. We also have a line of $81.7 million with the Federal Reserve Bank of Atlanta Discount Window secured by $111.8 million in loans. No amount was outstanding on the unsecured lines of credit or the Discount Window at March 31, 2022.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $3.9 million for the three months ended March 31, 2022, compared to $8.7 million for the three months ended March 31, 2021. Net cash used in investing activities was $17.1 million for the three months ended March 31, 2022, compared to $27.1 million for the three months ended March 31, 2021. Net cash used in investing activities typically consists primarily of disbursements for loan originations and purchases of investment securities. Net cash used in financing activities, which consists primarily of activity in deposit accounts and proceeds/repayments of FHLB advances, and beginning in 2022, a stock repurchase program, was $28.7 million for the three months ended March 31, 2022, which included repaying $58.0 million of FHLB borrowings and repurchasing stock of $3.9 million, compared to $58.4 million for the three months ended March 31, 2021, which included a capital injection of $35.4 million following our stock offering in January 2021.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2022, we exceeded all of our regulatory capital requirements and the Bank is categorized as “well capitalized.” Management is not aware of any conditions or events since the most recent notification that would change our category. The Bank’s actual capital amounts and ratios for March 31, 2022 and December 31, 2021 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022:
Common Equity Tier 1
(to Risk Weighted Assets)	$85,751	13%	$29,230	4.50%	$42,221	6.50%
Total Capital
(to Risk Weighted Assets)	$93,879	14%	$51,965	8%	$64,956	10%
Tier I Capital
(to Risk Weighted Assets)	$85,751	13%	$38,974	6%	$51,965	8%
Tier I Capital
(to Average Assets)	$85,751	12%	$29,130	4%	$36,412	5%

As of December 31, 2021:
Common Equity Tier 1
(to Risk Weighted Assets)	$83,662	13%	$27,960	4.50%	$40,386	6.50%
Total Capital
(to Risk Weighted Assets)	$91,438	15%	$49,706	8%	$62,133	10%
Tier I Capital
(to Risk Weighted Assets)	$83,662	13%	$37,280	6%	$49,706	8%
Tier I Capital
(to Average Assets)	$83,662	11%	$31,070	4%	$38,837	5%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2022, we had outstanding commitments to originate loans of $84.9 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from March 31, 2022 totaled $43.4 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2022, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth information in connection with repurchases of shares of the Company’s common stock during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (1)
January 1, 2022 through January 31, 2022	0	$0	0	343,632
February 1, 2022 through February 28, 2022	0	0	0	343,632
March 1, 2022 through March 31, 2022	253,779	$15.53	253,779	89,853
	253,779	$15.53	253,779	89,853

(1) The Board of Directors approved a stock repurchase program on January 27, 2022, which authorized the repurchase of up to 343,632 shares (approximately 5.0% of the then-outstanding shares). The total number of shares purchased as part of the publicly announced plan totaled 253,779 as of March 31, 2022. There is no expiration date for the stock repurchase plan.

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

101.0

The following materials for the quarter ended March 31, 2022, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive (Loss) Income, (iv) Statements of Changes in Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

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

AFFINITY BANCSHARES, INC.

Date:	May 12, 2022	/s/ Edward J. Cooney
Edward J. Cooney
Chief Executive Officer and Director

Date:	May 12, 2022	/s/ Tessa M. Nolan
Tessa M. Nolan
Senior Vice President and Chief Financial Officer