Form 10-Q
period 2022-06-30
Affinity Bancshares, Inc.
filed 2022-08-11
CIK 1823406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, 6,674,962 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

Affinity Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINITY BANCSHARES, INC.

Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)
	(In thousands)
Assets

Cash and due from banks, including reserve requirement of $0 at June 30, 2022 and December 31, 2021	$8,111	$16,239
Interest-earning deposits in other depository institutions	47,288	95,537
Cash and cash equivalents	55,399	111,776
Investment securities available-for-sale	44,551	48,557
Other investments	1,400	2,476
Loans, net	614,358	575,825
Other real estate owned	3,538	3,538
Premises and equipment, net	4,048	3,783
Bank owned life insurance	15,549	15,377
Intangible assets	18,653	18,749
Accrued interest receivable and other assets	9,183	8,007
Total assets	$766,679	$788,088

Liabilities and Stockholders' Equity

Liabilities:
Savings accounts	$82,742	$86,745
Interest-bearing checking	96,176	91,387
Market rate checking	159,900	145,969
Non-interest-bearing checking	198,177	193,940
Certificates of deposit	89,180	96,758
Total deposits	626,175	614,799
Federal Home Loan Bank advances	20,000	48,988
Accrued interest payable and other liabilities	5,133	3,333
Total liabilities	651,308	667,120

Stockholders' equity:
Common stock (par value $0.01 per share, 40,000,000 shares authorized; 6,590,362 issued and outstanding at June 30, 2022 and 6,872,634 issued and outstanding at December 31, 2021	65	69
Preferred stock (10,000,000 shares authorized, no shares outstanding at June 30, 2022 and December 31, 2021	—	—
Additional paid in capital	63,497	68,038
Unearned ESOP shares	(4,899)	(5,004)
Retained earnings	61,797	58,223
Accumulated other comprehensive loss	(5,089)	(358)
Total stockholders' equity	115,371	120,968
Total liabilities and stockholders' equity	$766,679	$788,088

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Interest income:
Loans, including fees	$7,283	$7,997	$14,279	$17,091
Investment securities, including dividends	291	181	556	292
Interest-earning deposits	79	39	97	82
Total interest income	7,653	8,217	14,932	17,465
Interest expense:
Deposits	484	684	987	1,481
Borrowings	28	123	(947)	233
Total interest expense	512	807	40	1,714
Net interest income before provision for loan losses	7,141	7,410	14,892	15,751
Provision for loan losses	217	300	467	750
Net interest income after provision for loan losses	6,924	7,110	14,425	15,001
Noninterest income:
Service charges on deposit accounts	393	376	785	709
Other	255	230	458	625
Total noninterest income	648	606	1,243	1,334
Noninterest expenses:
Salaries and employee benefits	2,959	2,511	5,901	4,894
Deferred compensation	64	62	131	126
Occupancy	541	644	1,123	1,696
Advertising	118	100	198	180
Data processing	497	517	990	999
Other real estate owned	—	7	—	19
Net (gain) on sale of other real estate owned	—	(126)	—	(127)
Legal and accounting	203	226	385	402
Organizational dues and subscriptions	133	91	264	161
Director compensation	51	50	102	100
Federal deposit insurance premiums	52	67	112	140
Writedown of premises and equipment	—	—	—	873
FHLB prepayment penalties	—	—	647	—
Other	619	524	1,142	1,101
Total noninterest expenses	5,237	4,673	10,995	10,564
Income before income taxes	2,335	3,043	4,673	5,771
Income tax expense	552	725	1,099	1,321
Net income	$1,783	$2,318	$3,574	$4,450
Basic earnings per share	$0.27	$0.34	$0.53	$0.65
Diluted earnings per share	$0.27	$0.34	$0.53	$0.64

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
		(In thousands)
Net income	$1,783	$2,318	$3,574	$4,450

Other comprehensive loss:

Net unrealized loss on available-for-sale securities, net of taxes of $730, $26, $1,602 and $121	(2,078)	(77)	(4,731)	(355)

Total other comprehensive loss	(2,078)	(77)	(4,731)	(355)

Total comprehensive (loss) income	$(295)	$2,241	$(1,157)	$4,095

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three and Six Months Ended June 30, 2021 and 2022
						Accumulated
		Additional				Other
	Common	Paid In	Treasury	Unearned	Retained	Comprehensive
	Stock (1)	Capital	Stock	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)
Beginning balance December 31, 2020	$69	$33,628	$(1,268)	$(2,453)	$50,650	$159	$80,785
ESOP loan payment and release of ESOP shares	—	5	—	52	—	—	57
Stock-based compensation expense	—	110	—	—	—	—	110
Change in unrealized loss on investment securities available- for-sale, net of tax	—	—	—	—	—	(278)	(278)
Corporate reorganization
Issuance of common stock (less stock offering expenses of $1,699)	—	32,448	—	—	—	—	32,448
Issuance of shares and loan to ESOP	—	2,961	—	(2,961)	—	—	—
Treasury stock retired	—	(1,268)	1,268	—	—	—	—
Net income	—	—	—	—	2,132	—	2,132
Ending balance March 31, 2021	$69	$67,884	$—	$(5,362)	$52,782	$(119)	$115,254
ESOP loan payment and release of ESOP shares	$—	$13	$—	$52	$—	$—	$65
Stock-based compensation expense	—	75	—	—	—	—	75
Change in unrealized loss on investment securities available- for-sale	—	—	—	—	—	(77)	(77)
Net income	—	—	—	—	2,318	—	2,318
Ending balance June 30, 2021	$69	$67,972	$—	$(5,310)	$55,100	$(196)	$117,635

Ending balance December 31, 2021	$69	$68,038	$—	$(5,004)	$58,223	$(358)	$120,968
ESOP loan payment and release of ESOP shares	—	29	—	52	—	—	81
Stock-based compensation expense	—	113	—	—	—	—	113
Change in unrealized loss on investment securities available- for-sale	—	—	—	—	—	(2,653)	(2,653)
Common stock repurchase	(3)	(3,939)	—	—	—	—	(3,942)
Net income	—	—	—	—	1,791	—	1,791
Ending balance March 31, 2022	$66	$64,241	$—	$(4,952)	$60,014	$(3,011)	$116,358
ESOP loan payment and release of ESOP shares	$—	$26	$—	$53	$—	$—	$79
Stock-based compensation expense	—	66	—	—	—	—	66

Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	—	(2,078)	(2,078)
Common stock repurchase	(1)	(836)					(837)
Net income	—	—	—	—	1,783	—	1,783
Ending balance June 30, 2022	$65	$63,497	$—	$(4,899)	$61,797	$(5,089)	$115,371

(1)
Amounts concerning shares related to periods prior to the date of the Conversion (January 20, 2021) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (0.90686-to-one).

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$3,574	$4,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and (accretion) amortization	(602)	354
Stock-based compensation expense	179	185
Provision for loan losses	467	750
ESOP expense	160	122
Net gain on sale and writedown of other real estate owned	—	(127)
Increase in cash surrender value of bank owned life insurance	(172)	(181)
Loss on writedown of premises and equipment	—	873
Change in:
Accrued interest receivable and other assets	426	2,568
Accrued interest payable and other liabilities	1,831	3,488
Net cash provided by operating activities	5,863	12,482
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(5,201)	(15,365)
Purchases of premises and equipment	(678)	(232)
Proceeds from paydowns of investment securities available-for-sale	2,780	2,198
Purchases of other investments	(756)	(1,412)
Proceeds from sales of other investments	1,832	533
Proceeds from bank owned life insurance death claim	—	300
Net change in loans	(38,821)	9,155
Proceeds from sales of other real estate owned	—	1,420
Net cash used in investing activities	(40,844)	(3,403)
Cash flows from financing activities:
Net change in deposits	11,383	(28,251)
Stock repurchase	(4,779)	—
Proceeds from FHLB advances	75,000	35,000
Repayment of FHLB advances	(103,000)	(5,000)
Repayment of PPPLF borrowings	—	(100,813)
Repayment of holding company loan	—	(5,000)
Proceeds from stock offering	—	37,108
Stock offering expenses	—	(1,699)
Funding of ESOP	—	(2,961)
Net cash used in financing activities	(21,396)	(71,616)
Net change in cash and cash equivalents	(56,377)	(62,537)
Cash and cash equivalents at beginning of period	111,776	178,253
Cash and cash equivalents at end of period	$55,399	$115,716
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$929	$1,510
Cash paid for interest	$1,134	$1,804

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(1) Nature of Operations

Affinity Bancshares, Inc. (the “Company”) is a savings and loan holding company headquartered in Covington, Georgia. The Company has one operating subsidiary, Affinity Bank (the “Bank”, and formerly named “Newton Federal Bank”), a federally chartered savings association, conducting banking activities primarily in Newton County, Georgia and surrounding counties and in Cobb and Fulton Counties, Georgia and surrounding counties, and originating dental practice loans and indirect automobile loans throughout the Southeastern United States. The Bank offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, mortgage, commercial and consumer loans, including indirect automobile loans, money transfers and a variety of other banking services. The Company was incorporated in September 2020 to be the successor corporation to Community First Bancshares, Inc., a federal corporation, upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Community First Bancshares, MHC, the top tier mutual holding company of Community First Bancshares, Inc. Community First Bancshares, Inc. was the former mid-tier holding company for the Bank (formerly named Newton Federal Bank). Prior to completion of the Conversion, approximately 54% of the shares of common stock of Community First Bancshares, Inc. were owned by Community First Bancshares, MHC. In conjunction with the Conversion, Community First Bancshares, Inc. was merged into Affinity Bancshares, Inc. (and ceased to exist) and Affinity Bancshares, Inc. became its successor holding company for Newton Federal Bank.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of June 30, 2022 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands except per share data)

Net income	$1,783	$2,318	$3,574	$4,450
Weighted average common shares outstanding	6,591,627	6,873,358	6,698,423	6,874,306
Effect of dilutive common stock awards	93,094	33,157	93,094	33,157
Diluted weighted average common shares outstanding	6,684,721	6,906,515	6,791,517	6,907,463
Basic earnings per common share	$0.27	$0.34	$0.53	$0.65
Diluted earnings per common share*	$0.27	$0.34	$0.53	$0.64

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

There were 13,454 anti-dilutive options for the three months and six months ended June 30, 2022 and there were no anti-dilutive options for the three months and six months ended June 30, 2021.

Recent Accounting Pronouncements

There have been no pronouncements issued during the quarter that would have a material impact on the Company's financial statements.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(2) Investment Securities

Investment securities available-for-sale at June 30, 2022 and December 31, 2021 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
June 30, 2022	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$5,087	$—	$(586)	$4,501
Municipal securities - tax exempt	536	—	(94)	442
Municipal securities - taxable	2,529	—	(355)	2,174
U. S. Government sponsored enterprises	11,837	—	(2,736)	9,101
Government agency mortgage-backed securities	21,743	—	(2,408)	19,335
Corporate securities	9,631	—	(633)	8,998
Total	$51,363	$—	$(6,812)	$44,551
December 31, 2021
U.S. Treasury securities	$5,068	$5	$(23)	$5,050
Municipal securities - tax exempt	540	—	(4)	536
Municipal securities - taxable	796	—	(6)	790
U. S. Government sponsored enterprises	11,837	—	(295)	11,542
Government agency mortgage-backed securities	21,371	200	(232)	21,339
Corporate securities	9,425	20	(145)	9,300
Total	$49,037	$225	$(705)	$48,557

There were 57 securities in an unrealized loss position as of June 30, 2022 for less than 12 months. There were eight securities in an unrealized loss position for 12 months or greater as of June 30, 2022. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly. Four of the securities are agency bonds and five are U.S. Treasury bonds, so all of these are direct obligations of the U.S. Government. Thirty-nine of the securities are mortgage backed bonds that have the direct or implied backing of the U.S. Government. Four of the bonds are municipal securities and the remaining 13 securities are corporate securities that are either trust preferred securities or subordinated debentures where the Bank performs a credit review regularly and such review has raised no concerns. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis which may be at maturity.

The amortized cost and estimated fair value of investment securities available-for-sale at June 30, 2022, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories. (in thousands)

	Amortized	Estimated
	Cost	Fair Value
U.S. Treasury securities
Within 1 year	$—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	5,087	4,501
Greater than 10 years	—	—
Municipal securities - tax exempt
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	—	—
Greater than 10 years	536	442
Municipal securities - taxable
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	1,278	1,128
Greater than 10 years	1,251	1,046
Government agency securities
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	2,022	1,637
Greater than 10 years	9,815	7,464
Corporate securities
Within 1 year	—	—
Greater than 1 to 5 years	496	475
Greater than 5 to 10 years	8,635	8,098
Greater than 10 years	500	425
	29,620	25,216
Government agency mortgage-backed securities	21,743	19,335
Total	$51,363	$44,551

No securities were sold during the three months or six months ended June 30, 2022 or 2021.

Securities with a carrying value of approximately $2.2 million and $2.8 million were pledged to secure public deposits at June 30, 2022 and December 31, 2021, respectively.
(3) Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at June 30, 2022 and December 31, 2021 are summarized as follows: (in thousands)

	June 30, 2022	December 31, 2021
Commercial (secured by real estate - owner occupied)	$156,993	$158,662
Commercial (secured by real estate - non-owner occupied)	126,823	104,042
Commercial and industrial	152,612	152,835
Paycheck Protection Program loans	916	17,883
Construction, land and acquisition & development	38,274	16,317
Residential mortgage 1-4 family	55,059	63,065
Consumer installment	92,682	71,580
Total	623,359	584,384
Less allowance for loan losses	(9,001)	(8,559)
Total loans, net	$614,358	$575,825

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

Qualifying loans in the amount of $372.4 million and $343.6 million were pledged to secure the line of credit from the Federal Home Loan Bank of Atlanta (“FHLB”) at June 30, 2022 and December 31, 2021, respectively.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the six months ended June 30, 2022 and as of December 31, 2021: (in thousands)

June 30, 2022	Commercial (Secured by Real Estate - Owner Occupied)	Commercial (Secured by Real Estate - Non-Owner Occupied)	Commercial and Industrial	Paycheck Protection Program (1)	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,701	$1,980	$2,242	$—	$162	$502	$969	$3	$8,559
Provision	(389)	243	(3)	—	310	(171)	470	7	467
Charge-offs	—	—	(26)	—	—	—	(55)	—	(81)
Recoveries	2	—	3	—	—	39	12	—	56
Ending balance	$2,314	$2,223	$2,216	$—	$472	$370	$1,396	$10	$9,001
Ending allowance attributable to loans:
Individually evaluated for impairment	$1	$—	$—	$—	$—	$5	$—	$—	$6
Collectively evaluated for impairment	2,313	2,223	2,216	—	472	365	1,396	10	8,995
Total ending allowance	$2,314	$2,223	2,216	$—	$472	$370	$1,396	$10	$9,001
Loans:
Individually evaluated for impairment	$91	$3,339	$388	$—	$—	$2,680	$—	$—	$6,498
Collectively evaluated for impairment	156,902	123,484	152,224	916	38,274	52,379	92,682	—	616,861
Total loans	$156,993	$126,823	$152,612	$916	$38,274	$55,059	$92,682	$—	$623,359

December 31, 2021
Allowance for loan losses:
Beginning balance	$1,913	$1,171	$1,320	$—	$224	$970	$719	$44	$6,361
Provision	(519)	809	1,119	—	(62)	(541)	310	(41)	1,075
Charge-offs	—	—	(234)	—	—	—	(76)	—	(310)
Recoveries	1,307	—	37	—	—	73	16	—	1,433
Ending balance	$2,701	$1,980	$2,242	$—	$162	$502	$969	$3	$8,559
Ending allowance attributable to loans:
Individually evaluated for impairment	$—	$1	$1	$—	$—	$5	$—	$—	$7
Collectively evaluated for impairment	2,701	1,979	2,241	—	162	497	969	3	8,552
Total ending allowance	$2,701	$1,980	$2,242	$—	$162	$502	$969	$3	$8,559
Loans:
Individually evaluated for impairment	$95	$3,387	$753	$—	$—	$2,992	$1	$—	$7,228

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Collectively evaluated for impairment	158,567	100,655	152,082	17,883	16,317	60,073	71,579	—	577,156
Total loans	$158,662	$104,042	$152,835	$17,883	$16,317	$63,065	$71,580	$—	$584,384

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Impaired loans at June 30, 2022 and December 31, 2021 were as follows: (in thousands)

June 30, 2022	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate - owner occupied)	$91	$91	$—	$95	$3
Commercial (secured by real estate - non-owner occupied)	3,156	3,156	—	3,156	—
Commercial and industrial	388	388	—	418	—
Paycheck Protection Program	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	1,770	1,770	—	1,847	5
Consumer installment	—	—	—	—	—
	5,405	5,405	—	5,516	8
With an allowance recorded:
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied)	183	184	1	188	6
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	910	910	5	935	12
Consumer installment	—	—	—	—	—
	1,093	1,094	6	1,123	18
Total impaired loans	$6,498	$6,499	$6	$6,639	$26

December 31, 2021
With no related allowance recorded:
Commercial (secured by real estate - owner occupied)	$95	$95	$—	$100	$6
Commercial (secured by real estate - non-owner occupied)	3,199	3,199	—	3,177	45
Commercial and industrial	388	421	—	458	—
Paycheck Protection Program	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	2,052	2,052	—	2,110	31
Consumer installment	1	1	—	3	—
	5,735	5,768	—	5,848	82
With an allowance recorded:
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied)	188	189	1	192	12
Commercial and industrial	365	365	1	379	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	940	941	5	960	60
Consumer installment	—	—	—	—	—
	1,493	1,495	7	1,531	72
Total impaired loans	$7,228	$7,263	$7	$7,379	$154

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of June 30, 2022 and December 31, 2021 by class of loans: (in thousands)

June 30, 2022	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total	Nonaccrual
Commercial (secured by real estate - owner occupied)	$—	$91	$—	$91	$156,902	$156,993	$—
Commercial (secured by real estate - non-owner occupied)	5	—	—	5	126,818	126,823	3,178
Commercial and industrial	—	—	388	388	152,224	152,612	388
Paycheck Protection Program	—	—	—	—	916	916	—
Construction, land and acquisition & development	460	29	—	489	37,785	38,274	—
Residential mortgage	348	1,461	93	1,902	53,157	55,059	3,351
Consumer installment	138	25	10	173	92,509	92,682	92
Total	$951	$1,606	$491	$3,048	$620,311	$623,359	$7,009

December 31, 2021
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$158,662	$158,662	$—
Commercial (secured by real estate - non-owner occupied)	—	—	3,200	3,200	100,842	104,042	3,200
Commercial and industrial	338	—	813	1,151	151,684	152,835	813
Paycheck Protection Program	—	—	—	—	17,883	17,883	—
Construction, land and acquisition & development	—	—	—	—	16,317	16,317	—
Residential mortgage	4,094	1,711	321	6,126	56,939	63,065	2,873
Consumer installment	289	45	—	334	71,246	71,580	125
Total	$4,721	$1,756	$4,334	$10,811	$573,573	$584,384	$7,011

There were no loans past due 90 days or greater and still accruing interest as of June 30, 2022 and December 31, 2021.

There was no new troubled debt restructuring during the six months ended June 30, 2022 or 2021. No troubled debt restructurings subsequently defaulted during the six months ended June 30, 2022 or 2021.

The Bank has allocated an allowance for loan losses of approximately $6,000 and $10,000 to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2022 and December 31, 2021, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of June 30, 2022 and December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

June 30, 2022	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate - owner occupied)	$156,615	$378	$—	$—	$156,993
Commercial (secured by real estate - non-owner occupied)	121,141	2,320	3,362	—	126,823
Commercial and industrial	152,224	—	388	—	152,612
Paycheck Protection Program	916	—	—	—	916
Construction, land and acquisition & development	38,274	—	—	—	38,274
Residential mortgage	51,766	—	3,293	—	55,059
Consumer installment	92,569	—	113	—	92,682
Total	$613,505	$2,698	$7,156	$—	$623,359

December 31, 2021	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate - owner occupied)	$158,272	$390	$—	$—	$158,662
Commercial (secured by real estate - non-owner occupied)	98,269	2,352	3,421	—	104,042
Commercial and industrial	151,983	—	852	—	152,835
Paycheck Protection Program	17,883	—	—	—	17,883
Construction, land and acquisition & development	16,005	312	—	—	16,317
Residential mortgage	59,080	—	3,985	—	63,065
Consumer installment	71,440	—	140	—	71,580
Total	$572,932	$3,054	$8,398	$—	$584,384

(4) Deposits

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $18.9 million at June 30, 2022 and $22.6 million at December 31, 2021.

(5) Borrowings

The following FHLB advances, which required monthly or quarterly interest payments, were outstanding at June 30, 2022:

Advance Date	Advance	Interest Rate	Maturity	Rate	Call Feature
6/6/2022	$10,000,000	0.98%	7/5/2022	Fixed	N/A
6/22/2022	10,000,000	1.55%	7/22/2022	Fixed	N/A
	$20,000,000

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

There were FHLB advances totaling $49.0 million consisting of advances with a book value of $48.0 million and a fair value adjustment of $1.0 million as of December 31, 2021. At June 30, 2022 and December 31, 2021, the FHLB advances were collateralized by certain loans which totaled approximately $372.4 million and $343.6 million, and by the Company’s investment in FHLB stock which totaled approximately $1.1 million and $2.2 million at June 30, 2022 and December 31, 2021. Acquired FHLB advances totaling $49.0 million were paid off during the six months ended June 30, 2022. We were able to accrete to income the remaining $1.0 million fair value adjustment associated with these acquired advances. This decreased our interest expense for the six months ended June 30, 2022 to $40,000. We also incurred $647,000 of prepayment penalties during the six months ended June 30, 2022 in connection with the payoff of the acquired advances.

The Company had one FHLB letter of credit of $5.0 million and $8.0 million, used to collateralize public deposits, outstanding at June 30, 2022 and December 31, 2021, respectively.

The Company opened a new Federal Funds unsecured line of credit with Texas Independent Bankers Bank (TIB) of $20.0 million. No amount was borrowed under this line as of June 30, 2022.

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

In April 2017, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. In January 2021, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing additional shares of the Company’s common stock. A total of 225,721 shares were purchased with the loan proceeds as part of the Company’s second stock offering. Total ESOP expense for the three months and six months ended June 30, 2022 and 2021 was approximately $79,000, $65,000, $160,000 and $122,000, respectively. The balance of the note payable of the ESOP was approximately $5.4 million at June 30, 2022 and December 31, 2021. Because the source of the loan payments is contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders’ equity. As of June 30, 2022 and December 31, 2021, 59,000 shares had been released.

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

In May 2022, shareholders approved the Company’s 2022 Equity Incentive Plan, which authorizes the issuance of up to 148,060 shares of common stock pursuant to restricted stock grants and up to 370,150 shares of common stock pursuant to the exercise of options.

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards.

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2021	334,970	$9.90
Granted	—	—
Exercise of stock options	—	—
Forfeited	—	—
Outstanding - March 31, 2022	334,970	$9.90	7.59	$1,009
Exercisable - March 31, 2022	102,475	$10.28	8.00	$535
Granted	73,500	14.87
Exercise of stock options	—	—
Forfeited	—	—
Outstanding - June 30, 2022	408,470	$10.80	7.91	$1,696
Exercisable - June 30, 2022	166,779	$10.08	7.31	$812

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding

Outstanding - December 31, 2021	$8.63	93,336
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding - March 31, 2022	$8.63	93,336
Granted	$14.87	29,400
Vested*	8.63	(26,787)
Forfeited	—	—
Outstanding - June 30, 2022	$10.48	95,949

* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 3,070 shares were surrendered during the six months ended June 30, 2022.

The Company recognized approximately $66,000, $75,000, $179,000 and $185,000 (after taking into account the shares surrendered to satisfy applicable tax withholding requirements of approximately $47,000 during the six months ended June 30, 2022) of stock-based compensation expense during the three months and six months ended June 30, 2022 and 2021 respectively, associated with its common stock awards granted to directors and officers.

As of June 30, 2022, there was approximately $2.0 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately 2.93 years.

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

FHLB Advances

The fair value of FHLB fixed-rate borrowings is estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements, but since the only advances we have borrowed have a one month maturity, the carrying value of the these advances reasonably approximates fair value.

Commitments to Extend Credit

Commitments to extend credit are short-term and, therefore, the carrying value and the fair value are considered immaterial for disclosure.

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $44.6 million and $48.6 million at June 30, 2022 and December 31, 2021. They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2022 and December 31, 2021 (in thousands).

June 30, 2022	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$3,538	$3,538
Impaired loans	—	—	6,492	6,492
Total assets at fair value	$—	$—	$10,030	$10,030

December 31, 2021	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$3,538	$3,538
Impaired loans	—	—	7,221	7,221
Total assets at fair value	$—	$—	$10,759	$10,759

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$55,399	$55,399	$111,776	$111,776
Investment securities
available-for-sale	44,551	44,551	48,557	48,557
Other investments	1,400	1,400	2,476	2,476
Loans, net	614,358	601,483	575,825	581,541
Cash surrender value of life insurance	15,549	15,549	15,377	15,377
Financial liabilities:
Deposits	626,175	585,100	614,799	601,036
FHLB advances	20,000	20,000	48,988	48,197

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2022 and December 31, 2021 and for the three months and six months ended June 30, 2022 and 2021 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this report on Form 10-Q.

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

•
risks related to the COVID-19 pandemic or any other pandemic;
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
•
competition among depository and other financial institutions, including with respect to service charges and fees;
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

The following represent our significant accounting policies:

Business Combinations and Valuation of Loans Acquired in Business Combinations. We account [BR1] for acquisitions under Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at estimated fair value on their purchase date. As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities, where it is not possible to estimate the acquisition date fair value upon consummation.

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

The allocation methodology applied by the Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was appropriate at June 30, 2022. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of the Bank and any increase or decrease in the allowance is the responsibility of management.

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

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total assets decreased $21.4 million, or 2.7%, to $766.7 million at June 30, 2022 from $788.1 million at December 31, 2021, due primarily to a decrease in cash and cash equivalents, partially offset by an increase in net loans.

Cash and cash equivalents decreased $56.4 million, or 50.4%, to $55.4 million at June 30, 2022 from $111.8 million at December 31, 2021 as excess liquidity was utilized to pay off Federal Home Loan Bank ("FHLB") advances and fund loan growth.

Net loans increased $38.5 million, or 6.7%, to $614.4 million at June 30, 2022 from $575.8 million at December 31, 2021, including Paycheck Protection Program (PPP) loans of $916,000 and $17.9 million at June 30, 2022 and December 31, 2021, respectively. Commercial real estate loans increased $21.1 million, or 8.0%, to $283.8 million at June 30, 2022 from $262.7 million at December 31, 2021, while construction loans increased $22.0 million or 134.6%, to $38.3 million at June 30, 2022 from $16.3 million at December 31, 2021, as we have been successful with our strategic initiative to increase construction lending to continue to diversify the loan portfolio. In addition, consumer loans increased $21.1 million, or 29.5%, to $92.7 million at June 30, 2022 from $71.6 million at December 31, 2021, as we continue to experience growth in our indirect automobile loans. These increases were partially offset by a decrease in PPP loans, which decreased $17.0 million or 94.9% to $916,000 at June 30, 2022 from $17.9 million at December 31, 2021 as a result of continued forgiveness of loans by SBA, and a decrease in one-to-four family residential real estate loans of $8.0 million, or 12.7%, to $55.1 million at June 30, 2022 from $63.1 million at December 31, 2021, as mortgage loans continue to be refinanced at lower rates than we offer.

Securities available-for-sale decreased $4.0 million, or 8.3%, to $44.6 million at June 30, 2022 from $48.6 million at December 31, 2021, as unrealized losses on the investment portfolio increased with the increase in rates.

Total deposits increased $11.4 million, or 1.9%, to $626.2 million at June 30, 2022 from $614.8 million at December 31, 2021, reflecting increases in interest-bearing, market rate, and non-interest-bearing deposits totaling $23.0 million. We recorded an increase in non-interest-bearing checking accounts of $4.2 million, or 2.2%, an increase in market-rate checking accounts of $13.9 million, or 9.5% and an increase in interest-bearing checking accounts of $4.8 million, or 5.2%, due to our continued focus on growing core deposits to fund our loan growth. Offsetting these increases, savings accounts decreased $4.0 million, or 4.6%, to $82.7 million at June 30, 2022 from $86.7 million at December 31, 2021 and certificates of deposit decreased $7.6 million, or 7.8%, to $89.2 million at June 30, 2022 from $96.8 million at December 31, 2021. We believe the shift in our deposit accounts reflected a decreasing interest rate environment resulting in customers maintaining funds in more liquid deposits. The loan-to-deposit ratio at June 30, 2022 was 98.1%, as compared to 93.7% at December 31, 2021.

We had $20.0 million of FHLB advances and no other borrowings at June 30, 2022, compared to $49.0 million of Federal Home Loan Bank advances at December 31, 2021. Borrowings were decreased during the six months ended June 30, 2022 as we repaid acquired FHLB borrowings, recognizing $1.0 million in accretion from the fair value adjustments on acquired advances. Prepayment penalties in the amount of $647,000 were also recognized with the repayment of these acquired advances for the six months ended June 30, 2022.

Stockholders’ equity decreased by $5.6 million, or 4.6% to $115.4 million at June 30, 2022 compared to $121.0 million at December 31, 2021, primarily due to a decrease in additional paid in capital from the repurchase of 308,602 shares of our common stock totaling $4.8 million with an average price per share of $15.48, as well as $5.1 million in accumulated other comprehensive loss related to our investment portfolio. Accumulated other comprehensive loss increased by $4.7 million at June 30, 2022 from $358,000 at December 31, 2021.

Average Balance Sheets

The following tables set forth average balance sheets, average annualized yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are monthly average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans excluding PPP loans	$609,646	$7,212	4.73%	$505,912	$6,310	4.99%
PPP loans	3,750	71	7.58%	107,154	1,687	6.30%
Securities	46,461	279	2.40%	29,619	163	2.20%
Interest-earning deposits	41,856	79	0.76%	84,950	39	0.18%
Other investments	1,187	12	3.95%	2,346	18	3.06%
Total interest-earning assets	702,900	7,653	4.36%	729,981	8,217	4.50%
Non-interest-earning assets	51,662			57,220
Total assets	$754,562			$787,201

Interest-bearing liabilities:
Savings accounts	$82,478	87	0.42%	$93,598	103	0.44%
Interest-bearing checking accounts	97,618	45	0.19%	84,571	44	0.21%
Market rate checking accounts	150,863	93	0.25%	131,466	128	0.39%
Certificates of deposit	90,194	259	1.15%	108,936	409	1.50%
Total interest-bearing deposits	421,153	484	0.46%	418,571	684	0.65%
FHLB advances	14,341	27	0.76%	45,610	123	1.08%
Other borrowings	137	1	1.71%	—	—	—
Total interest-bearing liabilities	435,631	512	0.47%	464,181	807	0.70%
Non-interest-bearing liabilities	202,296			206,119
Total liabilities	637,927			670,300
Total stockholders' equity	116,635			116,901
Total liabilities and stockholders' equity	$754,562			$787,201
Net interest income		$7,141			$7,410
Net interest rate spread (1)			3.89%			3.81%
Net interest-earning assets (2)	$267,269			$265,800
Net interest margin (3)			4.06%			4.06%
Average interest-earning assets to interest- bearing liabilities	161.35%			157.26%

(1) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans excluding PPP loans	$596,429	$14,004	4.70%	$501,596	$12,514	4.99%
PPP loans	8,035	275	6.84%	115,260	4,577	7.94%
Securities	47,549	539	2.27%	26,701	256	1.92%
Interest-earning deposits	45,026	97	0.43%	81,469	82	0.20%
Other investments	1,094	17	3.21%	2,169	36	3.29%
Total interest-earning assets	698,133	14,932	4.28%	727,195	17,465	4.80%
Non-interest-earning assets	52,661			55,514
Total assets	$750,794			$782,709

Interest-bearing liabilities:
Savings accounts	$84,326	169	0.40%	$93,881	210	0.45%
Interest-bearing checking accounts	96,949	87	0.18%	90,509	95	0.21%
Market rate checking accounts	147,677	182	0.25%	127,858	261	0.41%
Certificates of deposit	92,318	549	1.19%	119,366	915	1.53%
Total interest-bearing deposits	421,270	987	0.47%	431,614	1,481	0.69%
FHLB advances	11,596	(948)	(16.35)%	37,624	219	1.16%
Other borrowings	69	1	1.70%	69	14	41.69%
Total interest-bearing liabilities	432,935	40	0.02%	469,307	1,714	0.72%
Non-interest-bearing liabilities	198,680			201,098
Total liabilities	631,615			670,405
Total stockholders' equity	119,179			112,304
Total liabilities and stockholders' equity	$750,794			$782,709
Net interest income		$14,892			$15,751
Net interest rate spread (1)			4.26%			4.08%
Net interest-earning assets (2)	$265,198			$257,888
Net interest margin (3)			4.27%			4.33%
Average interest-earning assets to interest- bearing liabilities	161.26%			154.95%

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

	Three Months Ended June 30, 2022 vs. 2021			Six Months Ended June 30, 2022 vs. 2021
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans excluding PPP loans	$2,800	$(1,898)	$902	$3,383	$(1,893)	$1,490
PPP loans	(3,607)	1,991	(1,616)	(3,321)	(981)	(4,302)
Securities	100	16	116	231	52	283
Interest-earning deposits	(131)	171	40	(101)	116	15
Other investments	(30)	24	(6)	(18)	(1)	(19)
Total interest-earning assets	(868)	304	(564)	174	(2,707)	(2,533)

Interest-bearing liabilities:
Savings accounts	(11)	(5)	(16)	(20)	(21)	(41)
Interest-bearing checking accounts	21	(20)	1	16	(24)	(8)
Market rate checking accounts	97	(132)	(35)	94	(173)	(79)
Certificates of deposit	(63)	(87)	(150)	(184)	(182)	(366)
Total interest-bearing deposits	44	(244)	(200)	(94)	(400)	(494)
FHLB advances	(65)	(31)	(96)	(51)	(1,116)	(1,167)
Other borrowings	1	—	1	—	(13)	(13)
Total interest-bearing liabilities	(20)	(275)	(295)	(145)	(1,529)	(1,674)

Change in net interest income	$(848)	$579	$(269)	$319	$(1,178)	$(859)

Comparison of Operating Results for the Three Months Ended June 30, 2022 and 2021

General. Net income decreased by $535,000, or 23.1% to $1.8 million for the three months ended June 30, 2022 compared to $2.3 million for the three months ended June 30, 2021. The decrease was due primarily to a decrease in Payroll Protection Program (PPP) loan related interest and fee income from the receipt of forgiveness payments for these loans and an increase in noninterest expenses, partially offset by decreases in interest expense and income tax expense.

Interest Income. Interest income decreased $564,000, or 6.9%, to $7.7 million for the three months ended June 30, 2022 from $8.2 million for the three months ended June 30, 2021. The decrease was due primarily to a decrease in interest income on PPP loans, which decreased $1.6 million to $71,000 for the three months ended June 30, 2022 from $1.7 million for the three months ended June 30, 2021. Our average balance of PPP loans decreased significantly as a result of the forgiveness of loans by the SBA, while the average yield of such loans increased as a result of fees posted to income as loans were forgiven.

Excluding PPP loans, interest income on loans increased $902,000, or 14.3%, to $7.2 million for the three months ended June 30, 2022 from $6.3 million for the three months ended June 30, 2021. Our average balance of non-PPP loans increased $103.7 million, or 20.5%, to $609.6 million for the three months ended June 30, 2022 from $505.9 million for the three months ended June 30, 2021, as we continue to acquire talent to assist with our strategic initiatives to both increase and diversify the loan portfolio. Our average yield on loans, not including PPP loans, decreased 26 basis points to 4.73% for the three months ended June 30, 2022 from 4.99% for the three months ended June 30, 2021, due to the continued changes in the interest rate environment.

Interest income on securities, excluding FHLB stock, increased $116,000 to $279,000 for the three months ended June 30, 2022 from $163,000 for the three months ended June 30, 2021. The average balance of securities increased $16.8 million, or 56.9%, to $46.5 million for the three months ended June 30, 2022 from $29.6 million for the three months ended June 30, 2021, due to our using excess cash from PPP loan repayments and cash previously held in interest-bearing deposit accounts to invest in securities to increase the yield of our interest-earning assets.

Interest Expense. Interest expense decreased $295,000, or 36.6%, to $512,000 for the three months ended June 30, 2022, compared to $807,000 for the three months ended June 30, 2021, due to decreases in interest expense on both deposits and borrowings.

We recorded decreases in interest expense in most deposit categories for the three months ended June 30, 2022 compared to the prior year period, primarily as a result of continued decreases in market rates, but also as a result of a shift in our deposits from certificates of deposit to lower-rate deposit accounts. Interest expense on certificates of deposit decreased $150,000, or 36.7%, to $259,000 for the three months ended June 30, 2022 from $409,000 for the three months ended June 30, 2021. The average balance of certificates of deposit decreased $18.7 million, or 17.2%, to $90.2 million for the three months ended June 30, 2022 compared to $108.9 million for the three months ended June 30, 2021, and the average rate we paid on certificates of deposit decreased 35 basis points to 1.15% for the three months ended June 30, 2022 from 1.50% for the three months ended June 30, 2021. Interest expense on market rate checking accounts decreased $35,000, or 27.3%, despite an increase in average balance of $19.4 million, or 14.8%, as the rate we paid on these deposits decreased 14 basis points to 0.25% for the three months ended June 30, 2022 from 0.39% for the three months ended June 30, 2021 due to continued decreases in market rates. Interest expense on savings accounts decreased by $16,000, or 15.5%, as the average balance of such accounts decreased $11.1 million, or 11.9%, and the average rate paid on such accounts remained relatively stable at 0.42% for the three months ended June 30, 2022 compared to 0.44% for the three months ended June 30, 2021. Interest expense on interest-bearing checking accounts remained stable at $45,000 for the three months ended June 30, 2022 compared to $44,000 for the three months ended June 30, 2021. The average balance of interest-bearing checking accounts increased by $13.0 million, or 15.4%, to $97.6 million for the three months ended June 30, 2022 compared to $84.6 million for the three months ended June 30, 2021, while the average rate paid on such accounts decreased to 0.19% from 0.21%.

Interest expense on borrowings decreased to $28,000 for the three months ended June 30, 2022 from $123,000 for the three months ended June 30, 2021, as we repaid acquired FHLB borrowings and recognized $1.0 million in accretion from the fair value adjustments on acquired advances.

Net Interest Income. Net interest income decreased $269,000, or 3.6% and was $7.1 million for the three months ended June 30, 2022 compared to $7.4 million for the three months ended June 30, 2021. Our net interest rate spread increased to 3.89% for the three months ended June 30, 2022 from 3.81% for the three months ended June 30, 2021, primarily reflecting decreases in the interest rate paid on deposits and the repayment of FHLB borrowings, as described above, while our net interest margin was 4.06% for the three months ended June 30, 2022 compared to 4.06% for the three months ended June 30, 2021. For the three months ended June 30, 2022, the cost of average interest-bearing liabilities decreased to 0.47% from 0.70% for the three months ended June 30, 2021, primarily as a result of paying off FHLB acquired advances and recognizing $1.0 million in accretion from fair value adjustments on acquired advances. The total cost of deposits was 0.46% for the three months ended June 30, 2022, compared to 0.65% for the three months ended June 30, 2021. The decrease was due to decreasing deposit rates related to the decrease in market rates. Our average net interest-earning assets remained stable at $267.3 million for the three months ended June 30, 2022 compared to $265.8 million for the three months ended June 30, 2021.

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

After an evaluation of these factors, we recorded a provision for loan losses of $217,000 for the three months ended June 30, 2022, compared to a provision of $300,000 for the three months ended June 30, 2021. Our allowance for loan losses was $9.0 million at June 30, 2022 compared to $8.6 million at December 31, 2021 and $7.4 million at June 30, 2021. The allowance for loan losses to total loans was 1.44% at June 30, 2022 compared to 1.46% at December 31, 2021 and 1.25% at June 30, 2021. The allowance for loan losses to total loans is an “all-in” number, meaning it includes all originated and acquired loans. This reduces the overall allowance for loan loss to total loans percentage. However, the acquired loans portfolio was marked to fair market value at acquisition and no carryover of the allowance was allowed. The allowance for loan loss to total loans with the total originated and acquired loans is 1.44% at June 30, 2022 compared to 1.46% at December 31, 2021. Excluding the acquired loans, the allowance to total loans is 1.92% at June 30, 2022 compared to 2.06% at December 31, 2021. The allowance for loan losses to non-performing loans was 128.42% at June 30, 2022 compared to 122.09% at December 31, 2021 and 160.41% at June 30, 2021. Net loan charge offs were $22,000 for the three months ended June 30, 2022, compared to net loan recoveries of $1.1 million for the year ended December 31,

2021. The net recoveries for 2021 was primarily driven by a $1.0 million recovery on a previously charged off commercial real estate loan.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2022. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $42,000, or 6.9%, to $648,000 for the three months ended June 30, 2022 from $606,000 for the three months ended June 30, 2021, as a result of increases in both service charges on deposit accounts and other non-interest income.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$2,959	$2,511	$448	17.9%
Deferred compensation	64	62	2	3.5%
Occupancy	541	644	(103)	(16.0)%
Advertising	118	100	18	18.2%
Data processing	497	517	(20)	(4.0)%
Other real estate owned	—	7	(7)	(100.0)%
Net (gain) loss on sale of other real estate owned	—	(126)	126	100.00%
Legal and accounting	203	226	(23)	(10.3)%
Organizational dues and subscriptions	133	91	42	46.9%
Director compensation	51	50	1	1.8%
Federal deposit insurance premiums	52	67	(15)	(21.9)%
Other	619	524	95	18.0%
Total non-interest expenses	$5,237	$4,673	$564	12.1%

Operating expenses increased $564,000, or 12.0%, and were $5.2 million for the three months ended June 30, 2022, compared to $4.7 million for the three months ended June 30, 2021, due primarily to increases in salaries and employee benefits and gains on the sale of other real estate owned in the prior quarter. The increase in salaries and employee benefits was due to the Company’s strategic initiative to attract and retain talent. This was partially offset by a decrease in occupancy expense due to cost savings from facilities consolidation during the previous period.

Income Tax Expense. We recorded income tax expense of $552,000 for the three months ended June 30, 2022 compared to $725,000 for the three months ended June 30, 2021. The lower tax expense for the 2022 period was primarily due to lower pretax income. The effective tax rate was 23.64% for the three months ended June 30, 2022 compared to 23.83% for the three months ended June 30, 2021.

Comparison of Operating Results for the Six Months Ended June 30, 2022 and 2021

General. Net income decreased $876,000 to $3.6 million for the six months ended June 30, 2022 compared to $4.5 million for the six months ended June 30, 2021. The decrease was due primarily to a decrease in PPP loan related interest and fee income from the receipt of forgiveness payments for these loans and an increase in noninterest expenses, partially offset by decreases in interest expense and income tax expense.

Interest Income. Interest income decreased $2.5 million, or 14.5%, to $14.9 million for the six months ended June 30, 2022 from $17.5 million for the six months ended June 30, 2021. The decrease was due primarily to a decrease in interest income on PPP loans, which decreased $4.3 million to $275,000 for the six months ended June 30, 2022 from $4.6 million for the six months ended June 30, 2021. Our average balance of and our average yield on PPP loans both decreased significantly as a result of the forgiveness of loans by the SBA and the related acceleration of recognized fees.

Excluding PPP loans, interest income on loans increased $1.5 million, or 11.9%, to $14.0 million for the six months ended June 30, 2022 from $12.5 million for the six months ended June 30, 2021. Our average balance of non-PPP loans increased $94.8 million, or 18.9%, to $596.4 million for the six months ended June 30, 2022 from $501.6 million for the six months ended June 30, 2021, as we continue to acquire talent to assist with our strategic initiatives to both increase and diversify the loan portfolio. Our average yield on loans, not including PPP loans, decreased 29 basis points to 4.70% for the six months ended June 30, 2022 from 4.99% for the six months ended June 30, 2021, due to the continued changes in the interest rate environment.

Interest income on securities, excluding FHLB stock, increased $283,000 to $539,000 for the six months ended June 30, 2022 from $256,000 for the six months ended June 30, 2021. The average balance of securities increased by $20.8 million, or 78.1%, to $47.5 million for the six months ended June 30, 2022 from $26.7 million for the six months ended June 30, 2021, due to our using excess cash from PPP loan repayments and cash previously held in interest-bearing deposit accounts to invest in securities to increase the yield of our interest-earning assets.

Interest Expense. Interest expense decreased $1.7 million, or 97.7%, to $40,000 for the six months ended June 30, 2022, compared to $1.7 million for the six months ended June 30, 2021, due primarily to our repaying acquired FHLB borrowings and recognizing $1.0 million in accretion from the fair value adjustments on acquired advances. Interest expense on deposits also decreased $494,000 or 33.4%.

We recorded decreases in interest expense on all deposit categories for the six months ended June 30, 2022 compared to the prior year period, primarily as a result of continued decreases in market rates, but also as a result of a shift in our deposits from certificates of deposit to lower-rate deposit accounts. Interest expense on certificates of deposit decreased $366,000, or 40.0%, to $549,000 for the six months ended June 30, 2022 from $915,000 for the six months ended June 30, 2021. The average balance of certificates of deposit decreased $27.0 million, or 22.7%, to $92.3 million for the six months ended June 30, 2022 compared to $119.4 million for the six months ended June 30, 2021, and the average rate we paid on certificates of deposit decreased 34 basis points to 1.19% for the six months ended June 30, 2022 from 1.53% for the six months ended June 30, 2021. Interest expense on market rate checking accounts decreased $79,000, or 30.3%, to $182,000 for the six months ended June 30, 2022, despite an increase in average balance of $19.8 million, or 15.5%, to $147.7 million for the six months ended June 30, 2022, as the rate we paid on these deposits decreased 16 basis points to 0.25% for the six months ended June 30, 2022 from 0.41% for the six months ended June 30, 2021 due to continued decreases in market rates. Interest expense on savings accounts decreased by $41,000, or 19.5%, as the average balance of such accounts decreased $9.6 million, or 10.2%, and the average rate paid on such accounts decreased to 0.40% for the three months ended June 30, 2022 compared to 0.45% for the six months ended June 30, 2021. Interest expense on interest-bearing checking accounts decreased to $87,000 for the six months ended June 30, 2022 compared to $95,000 for the six months ended June 30, 2021. The average balance of interest-bearing checking accounts increased to $96.9 million for the six months ended June 30, 2022 compared to $90.5 million for the six months ended June 30, 2021, while the average rate paid on such accounts decreased to 0.18% from 0.21%.

We recognized a gain on borrowings of $947,000 for the six months ended June 30, 2022 compared to interest expense on borrowings of $233,000 for the six months ended June 30, 2021, as we repaid acquired FHLB borrowings during the current period, recognizing $1.0 million in accretion from the fair value adjustments on acquired advances.

Net Interest Income. Net interest income decreased $859,000, or 5.5%, and was $14.9 million for the six months ended June 30, 2022 compared to $15.8 million for the six months ended June 30, 2021. Our net interest rate spread increased to 4.26% for the six months ended June 30, 2022 from 4.08% for the six months ended June 30, 2021, primarily reflecting the repayment of FHLB borrowings, as described above, while our net interest margin was 4.27% for the six months ended June 30, 2022 compared to 4.33% for the six months ended June 30, 2021. For the six months ended June 30, 2022, the cost of average interest-bearing liabilities decreased to 0.02% from 0.72% for the six months ended June 30, 2021, primarily as a result of paying off FHLB acquired advances and recognizing $1.0 million in accretion from fair value adjustments on acquired advances. The total cost of deposits was 0.47% for the six months ended June 30, 2022, compared to 0.69% for the six months ended June 30, 2021, due to decreases in market rates. Our average net interest-earning assets increased by $7.3 million, or 4.6%, to $265.2 million for the six months ended June 30, 2022 from $257.9 million for the six months ended June 30, 2021.

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

After an evaluation of these factors, we recorded a provision for loan losses of $467,000 for the six months ended June 30, 2022, compared to a provision of $750,000 for the six months ended June 30, 2021. We increased our provision expense in 2021 due to the uncertainty related to the COVID-19 pandemic. We continue to assess current economic conditions when determining the level of provision expense. Our allowance for loan losses was $9.0 million at June 30, 2022 compared to $8.6 million at December 31, 2021 and $7.4 million at June 30, 2021. The allowance for loan losses to total loans was 1.44% at June 30, 2022 compared to 1.46% at December 31, 2021 and 1.25% at June 30, 2021. The allowance for loan losses to total loans is an “all-in” number, meaning it includes all originated and acquired loans. This reduces the overall allowance for loan loss to total loans percentage. However, the acquired loans portfolio was marked to fair market value at acquisition and no carryover of the allowance was allowed. The allowance for loan loss to total loans with the total originated and acquired loans is 1.44% at June 30, 2022 compared to 1.46% at December 31, 2021. Excluding the acquired loans, the allowance to total loans is 1.92% at June 30, 2022 compared to 2.06% at December 31, 2021. The allowance for loan losses to non-performing loans was 128.42% at June 30, 2022 compared to 122.09% at December 31, 2021 and 160.41% at June 30, 2021. Net loan charge offs were $25,000 for the six months ended June 30, 2022, compared to net loan recoveries of $1.1 million for the six months ended June 30, 2021. The net recoveries for 2021 was primarily driven by a $1.0 million recovery on a previously charged off commercial real estate loan.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2022. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income decreased $91,000, or 6.8%, to $1.2 million for the six months ended June 30, 2022 from $1.3 million for the six months ended June 30, 2021. This was a result of the decrease in other non-interest income, primarily due to nonrecurring income received in 2021 for a bank owned life insurance death benefit claim.

Non-interest Expenses. Non-interest expenses information is as follows.

	Six Months Ended June 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,901	$4,894	$1,007	20.6%
Deferred compensation	131	126	5	3.7%
Occupancy	1,123	1,696	(573)	(33.8)%
Advertising	198	180	18	9.9%
Data processing	990	999	(9)	(0.9)%
Other real estate owned	0	19	(19)	(100.0)%
Net (gain) loss on sale of other real estate owned	0	(127)	127	100.0%
Legal and accounting	385	402	(17)	(4.3)%
Organizational dues and subscriptions	264	161	103	63.8%
Director compensation	102	100	2	1.8%
Federal deposit insurance premiums	112	140	(28)	(19.9)%
Writedown of premises and equipment	0	873	(873)	(100.0)%
FHLB prepayment penalties	647	—	647	N/A
Other	1,142	1,101	41	3.7%
Total non-interest expenses	$10,995	$10,564	$431	4.1%

Operating expenses increased $431,000, and were $11.0 million for the six months ended June 30, 2022, compared to $10.6 million for the six months ended June 30, 2021, due primarily to an increase in salaries and employee benefits and prepayment penalties associated with the paydown of our FHLB advances. The increase in salaries and employee benefits was due to the Company’s strategic initiative to attract and retain talent. These increases were offset by decreases in the writedown of premises and equipment and in occupancy expense. The decrease in occupancy expense was related to cost savings from facilities consolidation during the previous period.

Income Tax Expense. We recorded income tax expense of $1.1 million for the six months ended June 30, 2022 compared to $1.3 million for the six months ended June 30, 2021. The lower tax expense for the 2022 period was primarily due to lower pretax income. The effective tax rate was 23.52% for the six months ended June 30, 2022 compared to 22.89% for the six months ended June 30, 2021.

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

The table below sets forth, as of June 30, 2022, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$26,432	(4.52)%
+200	27,101	(2.10)%
Level	27,683	—
-200	25,114	(9.28)%
-400	25,140	(9.19)%

(1) Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 2.10% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 9.28% decrease in net interest income. At June 30, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 2.94% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 1.12% decrease in net interest income.

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

The table below sets forth, as of June 30, 2022, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$109,143	$(21,539)	(16.48)%	15.96%	(139)
+200	119,103	(11,579)	(8.86)%	16.62%	(73)
—	130,682	—	—	17.35%	—
-200	126,380	(4,302)	(3.29)%	16.06%	(129)
-400	129,569	(1,113)	(0.85)%	16.26%	(109)

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at June 30, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced an 8.86% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 3.29% decrease in net economic value. At June 30, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 4.18% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 3.39% decrease in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at June 30, 2022, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2022, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans. Amounts are based on a preliminary balance sheet as of June 30, 2022, and may not equal amounts included in our unaudited consolidated financial statements for the three months or six months ended June 30, 2022. However, we believe that there would be no material changes in the results of the gap analysis if the unaudited financial results included in Part 1, Item 1 of this quarterly report had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$47,288	$47,288	$47,288	$47,288	$47,288	$55,399
Investments	4,485	5,533	6,602	8,610	20,882	45,951
Net loans	88,918	118,282	173,518	291,119	492,052	614,366
Other assets	—	—	—	—	—	50,550
Total	$140,691	171,103	227,408	347,017	560,222	$766,266

Liabilities:
Non-maturity deposits	$174,817	189,061	217,548	274,516	425,280	$543,089
Certificates of deposit	11,882	20,195	41,587	58,300	83,897	89,213
Borrowings	25,446	25,446	25,446	25,446	25,446	25,446
Other liabilities	—	—	—	—	—	6,010
Equity capital	—	—	—	—	—	102,508
Total (1)	$212,145	234,702	284,581	358,262	534,623	$766,266

Asset/liability gap	$(71,454)	(63,599)	(57,173)	(11,245)	25,599
Gap/assets ratio (2)	(9.32)%	(8.30)%	(7.46)%	(1.47)%	3.34%

(1) Amounts do not foot due to rounding.

(2) Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($766.3 million).

At June 30, 2022, our asset/liability gap from zero days to one year was negative $57.2 million, resulting in a gap/assets ratio of (7.46)%. At June 30, 2021, our asset/liability gap from zero days to one year was negative $2.1 million, resulting in a gap/assets ratio of (0.26)%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At June 30, 2022, we had a $190.0 million line of credit with the Federal Home Loan Bank of Atlanta, with advances of $20.0 million outstanding and an $5.0 million letter of credit outstanding, and we had a $5.0 million unsecured federal funds line of credit, a $7.5 million unsecured federal funds line of credit and a $20.0 million unsecured federal funds line of credit. We also have a line of $83.5 million with the Federal Reserve Bank of Atlanta Discount Window secured by $120.8 million in loans. No amount was outstanding on the unsecured lines of credit or the Discount Window at June 30, 2022.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $5.9 million for the six months ended June 30, 2022, compared to $12.5 million for the six months ended June 30, 2021. Net cash used in investing activities was $40.8 million for the six months ended June 30, 2022, compared to $3.4 million for the six months ended June 30, 2021. Net cash used in investing activities typically consists primarily of disbursements for loan originations and purchases of investment securities. Net cash used in financing activities, which consists primarily of activity in deposit accounts and proceeds/repayments of FHLB advances, and beginning in 2022, a stock repurchase program, was $21.4 million for the six months ended June 30, 2022, which included repaying $103.0 million of FHLB borrowings and borrowing $75.0 million in FHLB advances and repurchasing stock of $4.8 million, compared to $71.6 million for the six months ended June 30, 2021, which included a capital injection of $35.4 million following our stock offering in January 2021.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2022, we exceeded all of our regulatory capital requirements and the Bank is categorized as “well capitalized.” Management is not aware of any conditions or events since the most recent notification that would change our category. The Bank’s actual capital amounts and ratios for June 30, 2022 and December 31, 2021 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022:
Common Equity Tier 1
(to Risk Weighted Assets)	$87,810	13%	$30,729	4.50%	$44,387	6.50%
Total Capital
(to Risk Weighted Assets)	$96,351	14%	$54,630	8%	$68,287	10%
Tier I Capital
(to Risk Weighted Assets)	$87,810	13%	$40,972	6%	$54,630	8%
Tier I Capital
(to Average Assets)	$87,810	12%	$29,576	4%	$36,970	5%

As of December 31, 2021:
Common Equity Tier 1
(to Risk Weighted Assets)	$83,662	13%	$27,960	4.50%	$40,386	6.50%
Total Capital
(to Risk Weighted Assets)	$91,438	15%	$49,706	8%	$62,133	10%
Tier I Capital
(to Risk Weighted Assets)	$83,662	13%	$37,280	6%	$49,706	8%
Tier I Capital
(to Average Assets)	$83,662	11%	$31,070	4%	$38,837	5%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2022, we had outstanding commitments to originate loans of $100.4 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from June 30, 2022 totaled $41.3 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2022, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth information in connection with repurchases of shares of the Company’s common stock during the six months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)

January 1, 2022 through January 31, 2022	—	$—	—	343,632
February 1, 2022 through February 28, 2022	—	—	—	343,632
March 1, 2022 through March 31, 2022	253,779	15.53	253,779	89,853
April 1, 2022 through April 30, 2022	30,232	15.54	30,232	59,621
May 1, 2022 through May 31, 2022	14,331	15.01	14,331	45,290
June 1, 2022 through June 30, 2022	10,260	14.75	10,260	35,030
	308,602	$15.48	308,602	35,030

(1) The Board of Directors approved a stock repurchase program on January 27, 2022, which authorized the repurchase of up to 343,632 shares (approximately 5.0% of the then-outstanding shares). The total number of shares purchased as part of the publicly announced plan totaled 308,602 as of June 30, 2022. There is no expiration date for the stock repurchase plan.

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

101.0

The following materials for the quarter ended June 30, 2022, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive (Loss) Income, (iv) Statements of Changes in Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

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

AFFINITY BANCSHARES, INC.

Date:	August 11, 2022	/s/ Edward J. Cooney
Edward J. Cooney
Chief Executive Officer and Director

Date:	August 11, 2022	/s/ Brandi Pajot
Brandi Pajot
Senior Vice President and Chief Financial Officer