Form 10-Q
period 2022-09-30
Affinity Bancshares, Inc.
filed 2022-11-10
CIK 1823406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period

Commission File No. 001-39914

Affinity Bancshares, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	82-1147778
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3175 Highway 278 Covington, Georgia	30014
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 4, 2022, 6,634,189 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

Affinity Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINITY BANCSHARES, INC.

Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
	(In thousands)
Assets

Cash and due from banks	$6,887	$16,239
Interest-earning deposits in other depository institutions	33,619	95,537
Cash and cash equivalents	40,506	111,776
Investment securities available-for-sale	41,878	48,557
Other investments	1,025	2,476
Loans, net	641,062	575,825
Other real estate owned	3,538	3,538
Premises and equipment, net	4,069	3,783
Bank owned life insurance	15,637	15,377
Intangible assets	18,606	18,749
Other assets	10,069	8,007
Total assets	$776,390	$788,088

Liabilities and Stockholders' Equity

Liabilities:
Non-interest-bearing checking	$204,781	$193,940
Interest-bearing checking	93,235	91,387
Market rate checking	160,377	145,969
Savings accounts	88,840	86,745
Certificates of deposit	98,784	96,758
Total deposits	646,017	614,799
Federal Home Loan Bank advances	10,000	48,988
Accrued interest payable and other liabilities	5,152	3,333
Total liabilities	661,169	667,120

Stockholders' equity:
Preferred stock (10,000,000 shares authorized, no shares outstanding at September 30, 2022 and December 31, 2021)	—	—
Common stock (par value $0.01 per share, 40,000,000 shares authorized; 6,634,885 issued and outstanding at September 30, 2022 and 6,872,634 issued and outstanding at December 31, 2021)	66	69
Additional paid in capital	63,288	68,038
Unearned ESOP shares	(4,847)	(5,004)
Retained earnings	63,658	58,223
Accumulated other comprehensive loss	(6,944)	(358)
Total stockholders' equity	115,221	120,968
Total liabilities and stockholders' equity	$776,390	$788,088

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Interest income:
Loans, including fees	$7,734	$7,332	$22,013	$24,424
Investment securities	301	237	857	529
Interest-earning deposits	189	53	286	134
Total interest income	8,224	7,622	23,156	25,087
Interest expense:
Deposits	625	629	1,612	2,110
Borrowings	73	132	(874)	365
Total interest expense	698	761	738	2,475
Net interest income before provision for loan losses	7,526	6,861	22,418	22,612
Provision for loan losses	187	225	654	975
Net interest income after provision for loan losses	7,339	6,636	21,764	21,637
Noninterest income:
Service charges on deposit accounts	420	416	1,205	1,126
Other	173	355	631	980
Total noninterest income	593	771	1,836	2,106
Noninterest expenses:
Salaries and employee benefits	3,187	2,777	9,219	7,797
Occupancy	675	633	1,798	2,329
Advertising	128	116	326	296
Data processing	486	520	1,476	1,518
Writedown of premises and equipment	—	14	—	888
FHLB prepayment penalties	—	—	647	—
Other	1,014	967	3,019	2,764
Total noninterest expenses	5,490	5,027	16,485	15,592
Income before income taxes	2,442	2,380	7,115	8,151
Income tax expense	581	575	1,680	1,896
Net income	$1,861	$1,805	$5,435	$6,255
Weighted average common shares outstanding
Basic
Diluted
Basic earnings per share	$0.28	$0.26	$0.81	$0.90
Diluted earnings per share	$0.27	$0.26	$0.80	$0.89

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
		(In thousands)
Net income	$1,861	$1,805	$5,435	$6,255

Other comprehensive (loss) income:

Net unrealized (loss) gain on available-for-sale securities, net of taxes of $(629), $29, $(2,230) and $(96)	(1,855)	82	(6,586)	(273)

Total other comprehensive (loss) income	(1,855)	82	(6,586)	(273)

Total comprehensive (loss) income	$6	$1,887	$(1,151)	$5,982

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three and Nine Months Ended September 30, 2021 and 2022
						Accumulated
		Additional				Other
	Common	Paid In	Treasury	Unearned	Retained	Comprehensive
	Stock (1)	Capital	Stock	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)
Beginning balance December 31, 2020	$69	$33,628	$(1,268)	$(2,453)	$50,650	$159	$80,785
ESOP loan payment and release of ESOP shares	—	5	—	52	—	—	57
Stock-based compensation expense	—	110	—	—	—	—	110
Change in unrealized loss on investment securities available- for-sale, net of tax	—	—	—	—	—	(278)	(278)
Corporate reorganization
Issuance of common stock (less stock offering expenses of $1,699)	—	32,448	—	—	—	—	32,448
Issuance of shares and loan to ESOP	—	2,961	—	(2,961)	—	—	—
Treasury stock retired	—	(1,268)	1,268	—	—	—	—
Net income	—	—	—	—	2,132	—	2,132
Ending balance March 31, 2021	$69	$67,884	$—	$(5,362)	$52,782	$(119)	$115,254
ESOP loan payment and release of ESOP shares	$—	$13	$—	$52	$—	$—	$65
Stock-based compensation expense	—	75	—	—	—	—	75
Change in unrealized loss on investment securities available- for-sale	—	—	—	—	—	(77)	(77)
Net income	—	—	—	—	2,318	—	2,318
Ending balance June 30, 2021	$69	$67,972	$—	$(5,310)	$55,100	$(196)	$117,635
ESOP loan payment and release of ESOP shares	$—	$(183)	$—	$254	$—	$—	$71
Stock-based compensation expense	—	110	—	—	—	—	110
Change in unrealized gain on investment securities available- for-sale	—	—	—	—	—	82	82
Net income	—	—	—	—	1,805	—	1,805
Ending balance September 30, 2021	$69	$67,899	$—	$(5,056)	$56,905	$(114)	$119,703

Ending balance December 31, 2021	$69	$68,038	$—	$(5,004)	$58,223	$(358)	$120,968
ESOP loan payment and release of ESOP shares	—	29	—	52	—	—	81
Stock-based compensation expense	—	113	—	—	—	—	113
Change in unrealized loss on investment securities available- for-sale	—	—	—	—	—	(2,653)	(2,653)
Common stock repurchase	(3)	(3,939)	—	—	—	—	(3,942)
Net income	—	—	—	—	1,791	—	1,791

Ending balance March 31, 2022	$66	$64,241	$—	$(4,952)	$60,014	$(3,011)	$116,358
ESOP loan payment and release of ESOP shares	$—	$26	$—	$53	$—	$—	$79
Stock-based compensation expense	—	66	—	—	—	—	66
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	—	(2,078)	(2,078)
Common stock repurchase	(1)	(836)					(837)
Net income	—	—	—	—	1,783	—	1,783
Ending balance June 30, 2022	$65	$63,497	$—	$(4,899)	$61,797	$(5,089)	$115,371
ESOP loan payment and release of ESOP shares	$—	$25	$—	$52	$—	$—	$77
Issuance of restricted stock awards	1	77	—	—	—	—	78
Stock-based compensation expense	—	203	—	—	—	—	203
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	—	(1,855)	(1,855)
Common stock repurchase		(514)					(514)
Net income	—	—	—	—	1,861	—	1,861
Ending balance September 30, 2022	$66	$63,288	$—	$(4,847)	$63,658	$(6,944)	$115,221

(1)
Amounts concerning shares related to periods prior to the date of the Conversion (January 20, 2021) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (0.90686-to-one).

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$5,435	$6,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and (accretion) amortization	(329)	527
Stock-based compensation expense	460	295
Provision for loan losses	654	975
ESOP expense	237	193
Net gain on sale and writedown of other real estate owned	—	(127)
Increase in cash surrender value of bank owned life insurance	(260)	(274)
Loss on writedown of premises and equipment	—	888
Change in:
Accrued interest receivable and other assets	168	3,119
Accrued interest payable and other liabilities	1,850	1,302
Net cash provided by operating activities	8,215	13,153
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(5,701)	(23,674)
Purchases of premises and equipment	(930)	(577)
Proceeds from paydowns of investment securities available-for-sale	3,428	3,102
Purchases of other investments	(1,130)	(1,412)
Proceeds from sales of other investments	2,581	533
Proceeds from bank owned life insurance death claim	—	300
Net change in loans	(65,665)	28,090
Proceeds from sales of other real estate owned	—	1,420
Net cash (used in) provided by investing activities	(67,417)	7,782
Cash flows from financing activities:
Net change in deposits	31,225	(24,913)
Stock repurchase	(5,293)	—
Proceeds from FHLB advances	105,000	35,000
Repayment of FHLB advances	(143,000)	(5,000)
Repayment of PPPLF borrowings	—	(100,813)
Repayment of holding company loan	—	(5,000)
Proceeds from stock offering	—	37,108
Stock offering expenses	—	(1,699)
Funding of ESOP	—	(2,961)
Net cash used in financing activities	(12,068)	(68,278)
Net change in cash and cash equivalents	(71,270)	(47,343)
Cash and cash equivalents at beginning of period	111,776	178,253
Cash and cash equivalents at end of period	$40,506	$130,910
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,019	$2,405
Cash paid for interest	$1,788	$2,552
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

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of September 30, 2022 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands except per share data)

Net income	$1,861	$1,805	$5,435	$6,255
Weighted average common shares outstanding	6,652,811	6,872,634	6,683,052	6,931,128
Effect of dilutive common stock awards	99,341	93,002	99,341	93,002
Diluted weighted average common shares outstanding	6,752,152	6,965,636	6,782,393	7,024,130
Basic earnings per common share	$0.28	$0.26	$0.81	$0.90
Diluted earnings per common share*	$0.27	$0.26	$0.80	$0.89

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

There were 234,954 anti-dilutive options for the three months and nine months ended September 30, 2022 and there were no anti-dilutive options for the three months and nine months ended September 30, 2021.

Recent Accounting Pronouncements

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This ASU sets forth a “current expected credit loss” ("CECL") model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supported forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On October 16, 2019, the Financial Accounting Standards Board ("FASB") voted to extend the delay of the effective date of this ASU for smaller reporting companies, such as the Company, until fiscal years beginning after December 15, 2022. The Company is in the process of working with a third party vendor using their software solution to assist with adoption. The Company is also currently gathering necessary data to implement this change and is continuing to assess the impact of the adoption of this ASU on its consolidated financial statements. Based on our analysis, the Company estimates a 5-15% increase to its aggregate reserve levels upon adoption of the current expected credit losses standard on January 1, 2023; however, this estimate is based on current economic conditions, forecasts, and our existing loan portfolio at September 30, 2022, and the estimate is likely to change between now and adoption.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(2) Investment Securities

Investment securities available-for-sale at September 30, 2022 and December 31, 2021 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
September 30, 2022	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$5,097	$—	$(820)	$4,277
Municipal securities - tax exempt	535	—	(132)	$403
Municipal securities - taxable	2,529	—	(490)	$2,039
U. S. Government sponsored enterprises	11,837	—	(3,387)	$8,450
Government agency mortgage-backed securities	21,061	—	(3,565)	$17,496
Corporate securities	10,115	—	(902)	$9,213
Total	$51,174	$—	$(9,296)	$41,878
December 31, 2021
U.S. Treasury securities	$5,068	$5	$(23)	$5,050
Municipal securities - tax exempt	540	—	(4)	536
Municipal securities - taxable	796	—	(6)	790
U. S. Government sponsored enterprises	11,837	—	(295)	11,542
Government agency mortgage-backed securities	21,371	200	(232)	21,339
Corporate securities	9,425	20	(145)	9,300
Total	$49,037	$225	$(705)	$48,557

There were 38 securities in an unrealized loss position as of September 30, 2022 for less than 12 months. There were 27 securities in an unrealized loss position for 12 months or greater as of September 30, 2022. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly. Four of the securities are agency bonds and five are U.S. Treasury bonds, so all of these are direct obligations of the U.S. Government. Thirty-nine of the securities are mortgage backed bonds that have the direct or implied backing of the U.S. Government. Four of the bonds are municipal securities and the remaining 13 securities are corporate securities that are either trust preferred securities or subordinated debentures where the Bank performs a credit review regularly and such review has raised no concerns. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis which may be at maturity.

The amortized cost and estimated fair value of investment securities available-for-sale at September 30, 2022, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories. (in thousands)

	Amortized	Estimated
	Cost	Fair Value
U.S. Treasury securities
Within 1 year	$—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	5,097	4,277
Greater than 10 years	—	—
Municipal securities - tax exempt
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	—	—
Greater than 10 years	535	403
Municipal securities - taxable
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	1,278	1,063
Greater than 10 years	1,251	976
Government agency securities
Within 1 year	—	—
Greater than 1 to 5 years	—	—
Greater than 5 to 10 years	2,022	1,571
Greater than 10 years	9,815	6,879
Corporate securities
Within 1 year	—	—
Greater than 1 to 5 years	496	470
Greater than 5 to 10 years	9,119	8,318
Greater than 10 years	500	425
	30,113	24,382
Government agency mortgage-backed securities	21,061	17,496
Total	$51,174	$41,878

No securities were sold during the three months or nine months ended September 30, 2022 or 2021.

Securities with a carrying value of approximately $4.7 million and $2.8 million were pledged to secure public deposits at September 30, 2022 and December 31, 2021, respectively.
(3) Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at September 30, 2022 and December 31, 2021 are summarized as follows: (in thousands)

	September 30, 2022	December 31, 2021
Commercial (secured by real estate - owner occupied)	$160,164	$158,662
Commercial (secured by real estate - non-owner occupied)	138,351	104,042
Commercial and industrial	149,855	152,835
Paycheck Protection Program loans	—	17,883
Construction, land and acquisition & development	42,881	16,317
Residential mortgage 1-4 family	52,904	63,065
Consumer installment	106,228	71,580
Total	650,383	584,384
Less allowance for loan losses	(9,321)	(8,559)
Total loans, net	$641,062	$575,825

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in the Atlanta, Georgia MSA. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market. With the acquisition of Affinity Bank, the Bank enhanced its lending within professional markets, with a primary focus on the dental industry in Georgia and adjoining states. The majority of these loans are commercial and industrial credits for practice acquisitions and equipment financing with the remainder being owner-occupied real estate.

The Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, is an economic stimulus bill signed into law on March 27, 2020, in response to the economic fallout of the COVID-19 pandemic in the United States. The creation of the Paycheck Protection Program (PPP) enacted under the CARES Act provides forgivable loans to small businesses for payroll obligations, emergency grants to cover immediate operating costs, and a mechanism for loan forgiveness by the Small Business Administration should all criteria be met. The Bank received SBA authorization for 730 and 1,171 PPP loans totaling $66.1 million and $130.3 million for the years ended December 31, 2021 and 2020, respectively. These loans are fully guaranteed by the Small Business Administration, and almost all have been paid off by forgiveness.

Qualifying loans in the amount of $393.9 million and $343.6 million were pledged to secure the line of credit from the Federal Home Loan Bank of Atlanta (“FHLB”) at September 30, 2022 and December 31, 2021, respectively.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the nine months ended September 30, 2022 and as of December 31, 2021: (in thousands)

September 30, 2022	Commercial (Secured by Real Estate - Owner Occupied)	Commercial (Secured by Real Estate - Non-Owner Occupied)	Commercial and Industrial	Paycheck Protection Program (1)	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,701	$1,980	$2,242	$—	$162	$502	$969	$3	$8,559
Provision	(606)	137	103	—	516	(183)	678	9	654
Charge-offs	—	—	(26)	—	—	—	(74)	—	(100)
Recoveries	123	—	20	—	—	39	26	—	208
Ending balance	$2,218	$2,117	$2,339	$—	$678	$358	$1,599	$12	$9,321
Ending allowance attributable to loans:
Individually evaluated for impairment	$1	$1	$—	$—	$—	$7	$—	$—	$9
Collectively evaluated for impairment	2,217	2,116	2,339	—	678	351	1,599	12	9,312
Total ending allowance	$2,218	$2,117	2,339	$—	$678	$358	$1,599	$12	$9,321
Loans:
Individually evaluated for impairment	$89	$3,304	$—	$—	$—	$2,475	$—	$—	$5,868
Collectively evaluated for impairment	160,075	135,047	149,855	—	42,881	50,429	106,228	—	644,515
Total loans	$160,164	$138,351	$149,855	$—	$42,881	$52,904	$106,228	$—	$650,383

December 31, 2021
Allowance for loan losses:
Beginning balance	$1,913	$1,171	$1,320	$—	$224	$970	$719	$44	$6,361
Provision	(519)	809	1,119	—	(62)	(541)	310	(41)	1,075
Charge-offs	—	—	(234)	—	—	—	(76)	—	(310)
Recoveries	1,307	—	37	—	—	73	16	—	1,433
Ending balance	$2,701	$1,980	$2,242	$—	$162	$502	$969	$3	$8,559
Ending allowance attributable to loans:
Individually evaluated for impairment	$—	$1	$1	$—	$—	$5	$—	$—	$7
Collectively evaluated for impairment	2,701	1,979	2,241	—	162	497	969	3	8,552
Total ending allowance	$2,701	$1,980	$2,242	$—	$162	$502	$969	$3	$8,559
Loans:
Individually evaluated for impairment	$95	$3,387	$753	$—	$—	$2,992	$1	$—	$7,228
Collectively evaluated for impairment	158,567	100,655	152,082	17,883	16,317	60,073	71,579	—	577,156

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Total loans	$158,662	$104,042	$152,835	$17,883	$16,317	$63,065	$71,580	$—	$584,384

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Impaired loans at September 30, 2022 and December 31, 2021 were as follows: (in thousands)

September 30, 2022	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied)	3,122	3,122	—	3,161	—
Commercial and industrial	—	—	—	—	—
Paycheck Protection Program	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	1,581	1,581	—	1,636	5
Consumer installment	—	—	—	—	—
	4,703	4,703	—	4,797	5
With an allowance recorded:
Commercial (secured by real estate - owner occupied)	$89	$89	$1	$93	$4
Commercial (secured by real estate - non-owner occupied)	182	182	1	186	8
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	894	894	7	922	18
Consumer installment	—	—	—	—	—
	1,165	1,165	9	1,201	30
Total impaired loans	$5,868	$5,867	$9	$5,998	$35

December 31, 2021
With no related allowance recorded:
Commercial (secured by real estate - owner occupied)	$95	$95	$—	$100	$6
Commercial (secured by real estate - non-owner occupied)	3,199	3,199	—	3,177	45
Commercial and industrial	388	421	—	458	—
Paycheck Protection Program	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	2,052	2,052	—	2,110	31
Consumer installment	1	1	—	3	—
	5,735	5,768	—	5,848	82
With an allowance recorded:
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied)	188	189	1	192	12
Commercial and industrial	365	365	1	379	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	940	941	5	960	60
Consumer installment	—	—	—	—	—
	1,493	1,495	7	1,531	72
Total impaired loans	$7,228	$7,263	$7	$7,379	$154

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of September 30, 2022 and December 31, 2021 by class of loans: (in thousands)

September 30, 2022	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due		Total Accruing Loans Past Due	Nonaccrual	Current	Total
Commercial (secured by real estate - owner occupied)	$—	$—		$—	$—	$89	$160,075	$160,164
Commercial (secured by real estate - non-owner occupied)	—	—		—	—	3,354	134,997	138,351
Commercial and industrial	—	—		—	—	100	149,755	149,855
Paycheck Protection Program	—	—		—	—	—	—	—
Construction, land and acquisition & development	—	—		—	—	—	42,881	42,881
Residential mortgage	897	537		—	1,434	3,302	48,168	52,904
Consumer installment	399	12		—	411	172	105,645	106,228
Total	$1,296	$549	$		$1,845	$7,017	$641,521	$650,383

December 31, 2021
Commercial (secured by real estate - owner occupied)	$—	$—		$—	$—	$—	$158,662	$158,662
Commercial (secured by real estate - non-owner occupied)	—	—		—	—	3,200	100,842	104,042
Commercial and industrial	338	—		—	338	813	151,684	152,835
Paycheck Protection Program	—	—		—	—	—	17,883	17,883
Construction, land and acquisition & development	—	—		—	—	—	16,317	16,317
Residential mortgage	3,547	1,148		—	4,695	2,873	55,497	63,065
Consumer installment	271	25		—	296	125	71,159	71,580
Total	$4,156	$1,173		$—	$5,329	$7,011	$572,044	$584,384

There was no new troubled debt restructuring during the nine months ended September 30, 2022 or 2021. No troubled debt restructurings subsequently defaulted during the nine months ended September 30, 2022 or 2021.

The Bank has allocated an allowance for loan losses of approximately $9,000 and $6,000 to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2022 and December 31, 2021, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of September 30, 2022 and December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

September 30, 2022	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate - owner occupied)	$159,706	$369	$89	$—	$160,164
Commercial (secured by real estate - non-owner occupied)	132,691	2,306	3,354	—	138,351
Commercial and industrial	149,755	—	100	—	149,855
Paycheck Protection Program	—	—	—	—	—
Construction, land and acquisition & development	42,881	—	—	—	42,881
Residential mortgage	49,658	—	3,246	—	52,904
Consumer installment	106,056	—	172	—	106,228
Total	$640,747	$2,675	$6,961	$—	$650,383

December 31, 2021	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate - owner occupied)	$158,272	$390	$—	$—	$158,662
Commercial (secured by real estate - non-owner occupied)	98,269	2,352	3,421	—	104,042
Commercial and industrial	151,983	—	852	—	152,835
Paycheck Protection Program	17,883	—	—	—	17,883
Construction, land and acquisition & development	16,005	312	—	—	16,317
Residential mortgage	59,080	—	3,985	—	63,065
Consumer installment	71,440	—	140	—	71,580
Total	$572,932	$3,054	$8,398	$—	$584,384

(4) Deposits

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $17.1 million at September 30, 2022 and $22.6 million at December 31, 2021.

(5) Borrowings

The following FHLB advances, which required monthly or quarterly interest payments, were outstanding at September 30, 2022:

Advance Date	Advance	Interest Rate	Maturity	Rate	Call Feature
8/24/2022	$10,000,000	2.70%	10/24/2022	Fixed	N/A
	$10,000,000

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

There were FHLB advances totaling $49.0 million consisting of advances with a book value of $48.0 million and a fair value adjustment of $1.0 million as of December 31, 2021. At September 30, 2022 and December 31, 2021, the FHLB advances were collateralized by certain loans which totaled approximately $393.9 million and $343.6 million, and by the Company’s investment in FHLB stock which totaled approximately $775,000 and $2.2 million at September 30, 2022 and December 31, 2021. Acquired FHLB advances totaling $49.0 million were paid off during the nine months ended September 30, 2022. We were able to accrete to income the remaining $1.0 million fair value adjustment associated with these acquired advances. This decreased our interest expense for the nine months ended September 30, 2022 to $738,000. We also incurred $647,000 of prepayment penalties during the nine months ended September 30, 2022 in connection with the payoff of the acquired advances.

The Company had one FHLB letter of credit of $5.0 million and $8.0 million, used to collateralize public deposits, outstanding at September 30, 2022 and December 31, 2021, respectively.

The Company has a Federal Funds unsecured line of credit with Texas Independent Bankers Bank (TIB) of $20.0 million. No amount was borrowed under this line as of September 30, 2022.

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

In 2017, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. In 2021, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing additional shares of the Company’s common stock. A total of 225,721 shares were purchased with the loan proceeds as part of the Company’s second stock offering. Total ESOP expense for the three months and nine months ended September 30, 2022 and 2021 was approximately $77,000, $71,000, $237,000 and $193,000, respectively. The balance of the note payable of the ESOP was approximately $5.4 million at September 30, 2022 and December 31, 2021. Because the source of the loan payments is contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders’ equity. As of September 30, 2022 and December 31, 2021, 59,000 shares had been released.

(7) Stock-Based Compensation

In 2018, shareholders approved the Company’s 2018 Equity Incentive Plan, which authorizes the issuance of up to 133,987 shares of common stock pursuant to restricted stock grants and up to 334,970 shares of common stock pursuant to the exercise of options. Amounts related to periods prior to the date of the Conversion (January 20, 2021) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (0.90686-to-one) (see Note 1).

In May 2022, shareholders approved the Company’s 2022 Equity Incentive Plan, which authorizes the issuance of up to 148,060 shares of common stock pursuant to restricted stock grants and up to 370,150 shares of common stock pursuant to the exercise of options.

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in Black-Scholes model for valuing stock option grants were as follows: dividend yield is 0%, expected volatility is 32.12%, the risk-free interest rate is 2.84%, expected average life is 7.32, and the weighted average per share fair value of options is $6.04.

Stock options of 221,500 shares with a weighted average exercise price of $14.86 were granted during the nine months ended September 30, 2022. Restricted stock of 114,000 shares with a weighted average grant date value of $14.85 were also granted during the nine months ended September 30, 2022.

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2021	334,970	$9.90
Granted	—	—
Exercise of stock options	—	—
Forfeited	—	—
Outstanding - March 31, 2022	334,970	$9.90	7.59	$1,009
Exercisable - March 31, 2022	102,475	$10.28	8.00	$535
Granted	73,500	14.87
Exercise of stock options	—	—
Forfeited	—	—
Outstanding - June 30, 2022	408,470	$10.80	7.91	$1,696
Exercisable - June 30, 2022	166,779	$10.08	7.31	$812
Granted	148,000	$14.85
Exercise of stock options*		—
Forfeited	13,399	11.14
Outstanding - September 30, 2022	543,071	$11.89	8.15	$1,789

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Exercisable - September 30, 2022	169,469	$10.13	6.91	$791

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding

Outstanding - December 31, 2021	$8.63	93,336
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding - March 31, 2022	$8.63	93,336
Granted	$14.87	29,400
Vested*	8.63	(26,787)
Forfeited	—	—
Outstanding - June 30, 2022	$10.48	95,949
Granted	$14.85	84,600
Vested*	—	—
Forfeited	11.14	(5,051)
Outstanding - September 30, 2022	$11.97	175,498

* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 3,070 and 2,641 shares were surrendered during the nine months ended September 30, 2022 and 2021.

The Company recognized approximately $281,000, $110,000, $460,000 and $295,000 of stock-based compensation expense during the three months and nine months ended September 30, 2022 and 2021 respectively, associated with its common stock awards granted to directors and officers. This expense is net of approximately $47,000 and $34,000 during the nine months ended September 30, 2022 and 2021 for shares surrendered to satisfy applicable tax withholding requirements.

As of September 30, 2022, there was approximately $3.7 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately 3.08 years.

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

FHLB Advances

The fair value of FHLB fixed-rate borrowings is estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements, but since the only advances we have borrowed have a one or two month maturity, the carrying value of the these advances reasonably approximates fair value.

Commitments to Extend Credit

Commitments to extend credit are short-term and, therefore, the carrying value and the fair value are considered immaterial for disclosure.

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $41.9 million and $48.6 million at September 30, 2022 and December 31, 2021. They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2022 and December 31, 2021 (in thousands).

September 30, 2022	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$3,538	$3,538
Impaired loans	—	—	5,859	5,859
Total assets at fair value	$—	$—	$9,397	$9,397

December 31, 2021	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$3,538	$3,538
Impaired loans	—	—	7,221	7,221
Total assets at fair value	$—	$—	$10,759	$10,759

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$40,506	$40,506	$111,776	$111,776
Investment securities
available-for-sale	41,878	41,878	48,557	48,557
Other investments	1,025	1,025	2,476	2,476
Loans, net	641,062	613,341	575,825	581,541
Cash surrender value of life insurance	15,637	15,637	15,377	15,377
Financial liabilities:
Deposits	646,017	584,139	614,799	601,036
FHLB advances	10,000	10,000	48,988	48,197

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2022 and December 31, 2021 and for the three months and nine months ended September 30, 2022 and 2021 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this report on Form 10-Q.

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

Summary of Significant Accounting Policies

A summary of our accounting policies is described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total assets decreased $11.7 million, or 1.5%, to $776.4 million at September 30, 2022 from $788.1 million at December 31, 2021, due primarily to a decrease in cash and cash equivalents, partially offset by an increase in net loans.

Cash and cash equivalents decreased $71.3 million, or 63.8%, to $40.5 million at September 30, 2022 from $111.8 million at December 31, 2021 as excess liquidity was utilized to pay off Federal Home Loan Bank ("FHLB") advances and fund loan growth.

Net loans increased $65.2 million, or 11.3%, to $641.1 million at September 30, 2022 from $575.8 million at December 31, 2021, including Paycheck Protection Program (PPP) loans of $27,000 and $17.9 million at September 30, 2022 and December 31, 2021, respectively. Commercial real estate loans increased $35.8 million, or 13.6%, to $298.5 million at September 30, 2022 from $262.7 million at December 31, 2021, while construction loans increased $26.6 million or 162.8%, to $42.9 million at September 30, 2022 from $16.3 million at December 31, 2021, as we have been successful with our strategic initiative to increase construction lending to continue to diversify the loan portfolio. In addition, consumer loans increased $34.6 million, or 48.4%, to $106.2 million at September 30, 2022 from $71.6 million at December 31, 2021, as we continue to experience growth in our indirect automobile loans. These increases were partially offset by a decrease in PPP loans, which decreased $17.9 million or 99.8% to $27,000 at September 30, 2022 from $17.9 million at December 31, 2021 as a result of continued forgiveness of loans by SBA, a decrease in one-to-four family residential real estate loans of $10.2 million, or 16.1%, to $52.9 million at September 30, 2022 from $63.1 million at December 31, 2021, as mortgage loans continue to be refinanced at lower rates than we offer, and a decrease in commercial and industrial loans of $2.9 million, or 1.9%, to $149.9 million at September 30, 2022 from $152.8 million at December 31, 2021.

Securities available-for-sale decreased $6.7 million, or 13.8%, to $41.9 million at September 30, 2022 from $48.6 million at December 31, 2021, as unrealized losses on the investment portfolio increased with the increase in rates.

Total deposits increased $31.2 million, or 5.1%, to $646.0 million at September 30, 2022 from $614.8 million at December 31, 2021, reflecting increases in all categories of deposits. We recorded an increase in non-interest-bearing checking accounts of $10.8 million, or 5.6%, an increase in interest-bearing checking accounts of $1.8 million, or 2.02%, an increase in market-rate checking accounts of $14.4 million, or 9.9%, and an increase in savings accounts of $2.1 million, or 2.4%, due to our continued focus on growing core deposits to fund our loan growth. The loan-to-deposit ratio at September 30, 2022 was 99.2%, as compared to 93.7% at December 31, 2021.

We had a $10.0 million of FHLB advance and no other borrowings at September 30, 2022, compared to $49.0 million of Federal Home Loan Bank advances at December 31, 2021. Borrowings were decreased during the nine months ended September 30, 2022 as we repaid acquired FHLB borrowings, recognizing $1.0 million in accretion from the fair value adjustments on acquired advances. Prepayment penalties in the amount of $647,000 were also recognized with the repayment of these acquired advances for the nine months ended September 30, 2022.

Stockholders’ equity decreased by $5.7 million, or 4.8% to $115.2 million at September 30, 2022 compared to $121.0 million at December 31, 2021, primarily due to $6.9 million in accumulated other comprehensive loss related to our investment portfolio, as well as a decrease in additional paid in capital from the repurchase of 343,632 shares of our common stock totaling $5.3 million with an average price per share of $15.39. Accumulated other comprehensive loss increased by $6.6 million at September 30, 2022 from $358,000 at December 31, 2021.

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

	For the Three Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$639,115	$7,734	4.80%	$568,442	$7,332	5.12%
Securities	44,690	289	2.56%	40,569	216	2.13%
Interest-earning deposits	39,384	189	1.91%	115,330	53	0.18%
Other investments	1,163	12	4.19%	2,476	21	3.37%
Total interest-earning assets	724,352	8,224	4.50%	726,817	7,622	4.19%
Non-interest-earning assets	49,770			64,408
Total assets	$774,122			$791,225

Interest-bearing liabilities:
Interest-bearing checking accounts	$98,473	$47	0.19%	$83,519	$43	0.21%
Market rate checking accounts	159,478	100	0.25%	136,984	117	0.34%
Savings accounts	83,484	187	0.89%	93,717	100	0.43%
Certificates of deposit	89,871	291	1.28%	105,285	369	1.40%
Total interest-bearing deposits	431,306	625	0.57%	419,505	629	0.60%
FHLB advances	13,696	73	2.12%	49,039	132	1.07%
Total interest-bearing liabilities	445,002	698	0.62%	468,544	761	0.65%
Non-interest-bearing liabilities	211,986			203,336
Total liabilities	656,988			671,880
Total stockholders' equity	117,134			119,345
Total liabilities and stockholders' equity	$774,122			$791,225
Net interest rate spread			3.88%			3.54%
Net interest income		$7,526			$6,861
Net interest-earning assets	$279,350			$258,273
Net interest margin			4.12%			3.78%

(1) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$616,141	$22,013	4.78%	$596,024	$24,424	5.48%
Securities	46,585	827	2.37%	31,374	472	2.01%
Interest-earning deposits	43,125	286	0.89%	92,880	134	0.19%
Other investments	1,117	30	3.57%	2,273	57	3.32%
Total interest-earning assets	706,968	23,156	4.38%	722,551	25,087	4.63%
Non-interest-earning assets	51,687			63,028
Total assets	$758,655			$785,579

Interest-bearing liabilities:
Interest-bearing checking accounts	$97,463	$134	0.18%	$88,154	$138	0.21%
Market rate checking accounts	151,654	282	0.25%	130,933	378	0.39%
Savings accounts	84,042	356	0.57%	93,823	310	0.44%
Certificates of deposit	91,493	840	1.23%	114,623	1,284	1.49%
Total interest-bearing deposits	424,652	1,612	0.51%	427,533	2,110	0.66%
FHLB advances	12,304	(875)	(9.50)%	41,471	350	1.13%
Other borrowings	46	1	3.43%	1,927	15	1.01%
Total interest-bearing liabilities	437,002	738	0.23%	470,931	2,475	0.69%
Non-interest-bearing liabilities	203,164			199,971
Total liabilities	640,166			670,902
Total stockholders' equity	118,489			114,677
Total liabilities and stockholders' equity	$758,655			$785,579
Net interest rate spread			4.15%			3.94%
Net interest income		$22,418			$22,612
Net interest-earning assets	$269,966			$251,620
Net interest margin			4.24%			4.17%

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

	Three Months Ended September 30, 2022 vs. 2021			Nine Months Ended September 30, 2022 vs. 2021
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$2,671	$(2,269)	$402	$1,242	$(3,653)	$(2,411)
Securities	23	50	73	260	95	355
Interest-earning deposits	(251)	387	136	(147)	299	152
Other investments	(35)	26	(9)	(34)	7	(27)
Total interest-earning assets	2,408	(1,806)	602	1,321	(3,252)	(1,931)

Interest-bearing liabilities:
Interest-earning demand and savings	(72)	159	87	(51)	97	46
Interest-bearing checking accounts	22	(18)	4	19	(23)	(4)
Market rate checking accounts	89	(106)	(17)	81	(177)	(96)
Certificates of deposit	(51)	(27)	(78)	(234)	(210)	(444)
Total interest-bearing deposits	(12)	8	(4)	(185)	(313)	(498)
FHLB advances	(447)	388	(59)	(85)	(1,140)	(1,225)
Other borrowings	—	—	—	—	(14)	(14)
Total interest-bearing liabilities	(459)	396	(63)	(270)	(1,467)	(1,737)

Change in net interest income	$2,867	$(2,202)	$665	$1,591	$(1,785)	$(194)

Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021

General. Net income increased by $56,000, or 3.1% to $1.9 million for the three months ended September 30, 2022 compared to $1.8 million for the three months ended September 30, 2021. The increase was due primarily to an increase in interest income, partially offset by a decrease in noninterest income and an increase in noninterest expenses.

Interest Income. Interest income increased $602,000, or 7.9%, to $8.2 million for the three months ended September 30, 2022 from $7.6 million for the three months ended September 30, 2021. The increase was due primarily to an increase in interest income on loans, which increased $402,000 to $7.7 million for the three months ended September 30, 2022 from $7.3 million for the three months ended September 30, 2021. Interest income on loans increased as our average balance of loans increased by $70.7 million to $639.1 million for the three months ended September 30, 2022 from $568.4 million for the three months ended September 30, 2021. The average balance of loans increased as we continue to acquire talent to assist with our strategic initiatives to both increase and diversify the loan portfolio, while the average yield on loans decreased to 4.80% for the current quarter, as compared to 5.12% for the prior year period, due to the continued changes in the interest rate environment.

Interest income on securities, excluding FHLB stock, increased $73,000 to $289,000 for the three months ended September 30, 2022 from $216,000 for the three months ended September 30, 2021. The average balance of securities increased $4.1 million, or 10.2%, to $44.7 million for the three months ended September 30, 2022 from $40.6 million for the three months ended September 30, 2021, due to our using excess cash from PPP loan repayments and cash previously held in interest-bearing deposit accounts to invest in securities to increase the yield of our interest-earning assets.

Interest Expense. Interest expense decreased $63,000, or 8.3%, to $698,000 for the three months ended September 30, 2022, compared to $761,000 for the three months ended September 30, 2021, due to decreases in interest expense on both deposits and borrowings.

We recorded decreases in interest expense in money rate checking and certificates of deposit and increases in interest expense in savings and interest-bearing checking for the three months ended September 30, 2022 . The decreases were caused by the general decrease in market rates that continued well into this year and a shift in our deposits from certificates of deposit to lower-rate deposit accounts, while the increases were causse by the more recent increase in some rates. Interest expense on certificates of deposit decreased $78,000, or 21.1%, to $291,000 for the three months ended September 30, 2022 from $369,000 for the three months ended September 30, 2021. The average balance of certificates of deposit decreased $15.4 million, or 14.6%, to $89.9 million for the three months ended September 30, 2022 compared to $105.3 million for the three months ended September 30, 2021, and the average rate we paid on certificates of deposit decreased 12 basis points to 1.28% for the three months ended September 30, 2022 from 1.40% for the three months ended September 30, 2021. Interest expense on market rate checking accounts decreased $17,000, or 14.5%, despite an increase in average balance of $22.5 million, or 16.4%, as the rate we paid on these deposits decreased 9 basis points to 0.25% for the three months ended September 30, 2022 from 0.34% for the three months ended September 30, 2021 due to decreases in market rates. Interest expense on savings accounts increased by $87,000, or 87.0%, as the average balance of such accounts decreased $10.2 million, or 10.9%, and the average rate paid on such accounts increased 46 basis points to 0.89% for the three months ended September 30, 2022 compared to 0.43% for the three months ended September 30, 2021. Interest expense on interest-bearing checking accounts increased $4,000, or 9.3%, to $47,000 for the three months ended September 30, 2022 compared to $43,000 for the three months ended September 30, 2021. The average balance of interest-bearing checking accounts increased by $15.0 million, or 17.9%, to $98.5 million for the three months ended September 30, 2022 compared to $83.5 million for the three months ended September 30, 2021, while the average rate paid on such accounts decreased to 0.19% from 0.21%.

Interest expense on borrowings decreased to $73,000 for the three months ended September 30, 2022 from $132,000 for the three months ended September 30, 2021, as we repaid acquired FHLB borrowings.

Net Interest Income. Net interest income increased $665,000, or 9.7% and was $7.5 million for the three months ended September 30, 2022 compared to $6.9 million for the three months ended September 30, 2021. Our net interest rate spread increased to 3.88% for the three months ended September 30, 2022 from 3.54% for the three months ended September 30, 2021, primarily reflecting an increase in interest income on loans, as described above, while our net interest margin was 4.12% for the three months ended September 30, 2022 compared to 3.78% for the three months ended September 30, 2021. For the three months ended September 30, 2022, the cost of average interest-bearing liabilities decreased to 0.62% from 0.65% for the three months ended September 30, 2021, primarily as a result of paying off FHLB acquired advances and recognizing $1.0 million in accretion from fair value adjustments on acquired advances. The total cost of deposits was 0.57% for the three months ended September 30, 2022, compared to 0.60% for the three months ended September 30, 2021. Our average net interest-earning assets increased to $279.4 million for the three months ended September 30, 2022 compared to $258.3 million for the three months ended September 30, 2021.

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

After an evaluation of these factors, we recorded a provision for loan losses of $187,000 for the three months ended September 30, 2022, compared to a provision of $225,000 for the three months ended September 30, 2021. Our allowance for loan losses was $9.3 million at September 30, 2022 compared to $8.6 million at December 31, 2021 and $7.6 million at September 30, 2021. The allowance for loan losses to total loans was 1.43% at September 30, 2022 compared to 1.46% at December 31, 2021 and 1.33% at September 30, 2021. The allowance for loan losses to total loans is an “all-in” number, meaning it includes all originated and acquired loans. This reduces the overall allowance for loan loss to total loans percentage. However, the acquired loans portfolio was marked to fair market value at acquisition and no carryover of the allowance was allowed. The allowance for loan loss to total loans with the total originated and acquired loans is 1.43% at September 30, 2022 compared to 1.46% at December 31, 2021. Excluding the acquired loans, the allowance to total loans is 1.85% at September 30, 2022 compared to 2.06% at December 31, 2021. The allowance for loan losses to non-performing loans was 132.84% at September 30, 2022 compared to 122.09% at December 31, 2021 and 122.76% at September 30, 2021. Net recoveries were $133,000 for the three months ended September 30, 2022, compared to net loan recoveries of $1.1 million for the year ended December 31, 2021. The net recoveries for 2021 was primarily driven by a $1.0 million recovery on a previously charged off commercial real estate loan.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2022. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income decreased $178,000, or 23.1%, to $593,000 for the three months ended September 30, 2022 from $771,000 for the three months ended September 30, 2021, as a result of a decrease in other non-interest income, primarily due to nonrecurring income received in 2021 for a bank owned life insurance death benefit claim.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,187	$2,777	$410	14.7%
Occupancy	675	633	42	6.6%
Advertising	128	116	12	10.3%
Data processing	486	520	(34)	(6.4)%
Writedown of premises and equipment	—	14	(14)	(100.0)%
Other	1,014	967	47	4.9%
Total non-interest expenses	$5,490	$5,027	$463	9.2%

Operating expenses increased $463,000, or 9.2%, and were $5.5 million for the three months ended September 30, 2022, compared to $5.0 million for the three months ended September 30, 2021, due primarily to increases in salaries and employee benefits. The increase in salaries and employee benefits was due to the Company’s strategic initiative to attract and retain talent.

Income Tax Expense. We recorded income tax expense of $581,000 for the three months ended September 30, 2022 compared to $575,000 for the three months ended September 30, 2021. The effective tax rate was 23.79% for the three months ended September 30, 2022 compared to 24.16% for the three months ended September 30, 2021.

Comparison of Operating Results for the Nine Months Ended September 30, 2022 and 2021

General. Net income decreased $820,000 to $5.4 million for the nine months ended September 30, 2022 compared to $6.3 million for the nine months ended September 30, 2021. The decrease was due primarily to a decrease in PPP loan-related interest and fee income from the receipt of forgiveness payments for these loans, an increase in noninterest expenses and a decrease in noninterest income, partially offset by decreases in interest expense and income tax expense.

Interest Income. Interest income decreased $1.9 million, or 7.7%, to $23.2 million for the nine months ended September 30, 2022 from $25.1 million for the nine months ended September 30, 2021. The decrease was due primarily to a decrease in interest income on PPP loans, which decreased $4.8 million to $611,000 for the nine months ended September 30, 2022 from $5.4 million for the nine months ended September 30, 2021. Our average balance of and our average yield on PPP loans both decreased significantly as a result of the forgiveness of loans by the SBA and the related acceleration of recognized fees.

Excluding PPP loans, interest income on loans increased $2.4 million, or 12.7%, to $21.4 million for the nine months ended September 30, 2022 from $19.0 million for the nine months ended September 30, 2021. Our average balance of non-PPP loans increased $107.4 million, or 21.3%, to $610.7 million for the nine months ended September 30, 2022 from $503.4 million for the nine months ended September 30, 2021, as we continue to acquire talent to assist with our strategic initiatives to both increase and diversify the loan portfolio. Our average yield on loans, not including PPP loans, decreased 29 basis points to 4.70% for the nine months ended September 30, 2022 from 5.03% for the nine months ended September 30, 2021, due to the continued changes in the interest rate environment.

Interest income on securities, excluding FHLB stock, increased $355,000 to $827,000 for the nine months ended September 30, 2022 from $472,000 for the nine months ended September 30, 2021. The average balance of securities increased by $15.2 million, or 48.5%, to $46.6 million for the nine months ended September 30, 2022 from $31.4 million for the nine months ended September 30, 2021, due to our using excess cash from PPP loan repayments and cash previously held in interest-bearing deposit accounts to invest in securities to increase the yield of our interest-earning assets.

Interest Expense. Interest expense decreased $1.7 million, or 70.2%, to $738,000 for the nine months ended September 30, 2022, compared to $2.5 million for the nine months ended September 30, 2021, due primarily to our repaying acquired FHLB borrowings and recognizing $1.0 million in accretion from the fair value adjustments on acquired advances. Interest expense on deposits also decreased $498,000 or 23.6%.

We recorded decreases in interest expense on all deposit categories except savings accounts for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily as a result of continued decreases in market rates, but also as a result of a shift in our deposits from certificates of deposit to lower-rate deposit accounts. Interest expense on certificates of deposit decreased $444,000, or 34.6%, to $840,000 for the nine months ended September 30, 2022 from $1.3 million for the nine months ended September 30, 2021. The average balance of certificates of deposit decreased $23.1 million, or 20.2%, to $91.5 million for the nine months ended September 30, 2022 compared to $114.6 million for the nine months ended September 30, 2021, and the average rate we paid on certificates of deposit decreased 26 basis points to 1.23% for the nine months ended September 30, 2022 from 1.49% for the nine months ended September 30, 2021. Interest expense on market rate checking accounts decreased $96,000, or 25.4%, to $282,000 for the nine months ended September 30, 2022, despite an increase in average balance of $20.7 million, or 15.8%, to $151.7 million for the nine months ended September 30, 2022, as the rate we paid on these deposits decreased 14 basis points to 0.25% for the nine months ended September 30, 2022 from 0.39% for the nine months ended September 30, 2021 due to decreases in market rates. Interest expense on savings accounts increased by $46,000, or 14.8%, as the average balance of such accounts decreased $9.8 million, or 10.4%, and the average rate paid on such accounts increased to 0.57% for the nine months ended September 30, 2022 compared to 0.44% for the nine months ended September 30, 2021 as rates are starting to go up. Interest expense on interest-bearing checking accounts decreased to $4,000 for the nine months ended September 30, 2022 compared to $138,000 for the nine months ended September 30, 2021. The average balance of interest-bearing checking accounts increased to $97.5 million for the nine months ended September 30, 2022 compared to $88.2 million for the nine months ended September 30, 2021, while the average rate paid on such accounts decreased to 0.18% from 0.21%.

We recognized a gain on borrowings of $874,000 for the nine months ended September 30, 2022 compared to interest expense on borrowings of $365,000 for the nine months ended September 30, 2021, as we repaid acquired FHLB borrowings during the current period, recognizing $1.0 million in accretion from the fair value adjustments on acquired advances.

Net Interest Income. Net interest income was $22.4 million for the nine months ended September 30, 2022 compared to $22.6 million for the nine months ended September 30, 2021. Our net interest rate spread increased to 4.15% for the nine months ended September 30, 2022 from 3.94% for the nine months ended September 30, 2021, primarily reflecting the repayment of FHLB borrowings, as described above, while our net interest margin was 4.24% for the nine months ended September 30, 2022 compared to 4.17% for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the cost of average interest-bearing liabilities decreased to 0.23% from 0.69% for the nine months ended September 30, 2021, primarily as a result of paying off FHLB acquired advances and recognizing $1.0 million in accretion from fair value adjustments on acquired advances. The total cost of deposits was 0.51% for the nine months ended September 30, 2022, compared to 0.66% for the nine months ended September 30, 2021, due to decreases in market rates and in the average balance of higher cost-certificates of deposit. Our average net interest-earning assets increased by $18.3 million, or 7.3%, to $270.0 million for the nine months ended September 30, 2022 from $251.6 million for the nine months ended September 30, 2021.

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

After an evaluation of these factors, we recorded a provision for loan losses of $654,000 for the nine months ended September 30, 2022, compared to a provision of $975,000 for the nine months ended September 30, 2021. Our provision expense was higher in 2021 due to the ongoing uncertainty related to the COVID-19 pandemic. We continue to assess current economic conditions when determining the level of provision expense. Our allowance for loan losses was $9.3 million at September 30, 2022 compared to $8.6 million at December 31, 2021 and $7.6 million at September 30, 2021. The allowance for loan losses to total loans was 1.43% at

September 30, 2022 compared to 1.46% at December 31, 2021 and 1.33% at September 30, 2021. The allowance for loan losses to total loans is an “all-in” number, meaning it includes all originated and acquired loans. This reduces the overall allowance for loan loss to total loans percentage. However, the acquired loans portfolio was marked to fair market value at acquisition and no carryover of the allowance was allowed. The allowance for loan loss to total loans with the total originated and acquired loans is 1.43% at September 30, 2022 compared to 1.46% at December 31, 2021. Excluding the acquired loans, the allowance to total loans is 1.85% at September 30, 2022 compared to 2.06% at December 31, 2021. The allowance for loan losses to non-performing loans was 132.84% at September 30, 2022 compared to 122.09% at December 31, 2021 and 122.76% at September 30, 2021. Net loan recoveries were $108,000 for the nine months ended September 30, 2022, as compared to $295,000 for the nine months ended September 30, 2021.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2022. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income decreased $270,000, or 12.8%, to $1.8 million for the nine months ended September 30, 2022 from $2.1 million for the nine months ended September 30, 2021. This was a result of the decrease in other non-interest income, primarily due to nonrecurring income received in 2021 for a bank owned life insurance death benefit claim.

Non-interest Expenses. Non-interest expenses information is as follows.

	Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$9,219	$7,797	$1,422	18.2%
Occupancy	1,798	2,329	(531)	(22.8)%
Advertising	326	296	30	10.1%
Data processing	1,476	1,518	(42)	(2.8)%
Writedown of premises and equipment	—	888	(888)	(100.0)%
FHLB prepayment penalties	647	—	647	100.0%
Other	3,019	2,764	255	9.2%
Total non-interest expenses	$16,485	$15,592	$893	5.7%

Operating expenses increased $893,000, and were $16.5 million for the nine months ended September 30, 2022, compared to $15.6 million for the nine months ended September 30, 2021, due primarily to an increase in salaries and employee benefits and prepayment penalties associated with the paydown of our FHLB advances. The increase in salaries and employee benefits was due to the Company’s strategic initiative to attract and retain talent. These increases were offset by decreases in the writedown of premises and equipment and in occupancy expense, related primarily to cost savings from facilities consolidation during the previous period.

Income Tax Expense. We recorded income tax expense of $1.7 million for the nine months ended September 30, 2022 compared to $1.9 million for the nine months ended September 30, 2021. The lower tax expense for the 2022 period was primarily due to lower pretax income. The effective tax rate was 23.61% for the nine months ended September 30, 2022 compared to 23.26% for the nine months ended September 30, 2021.

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

The table below sets forth, as of September 30, 2022, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$29,424	(3.90)%
+200	30,048	(1.86)%
Level	30,619	—
-200	28,377	(7.32)%
-400	25,579	(16.46)%

(1) Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 1.86% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 7.32% decrease in net interest income. At September 30, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 3.96% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 1.76% decrease in net interest income.

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

The table below sets forth, as of September 30, 2022 the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest		Estimated Increase (Decrease) in NEV		NEV as a Percentage of Present Value of Assets (3)
Rates (basis points) (1)	Estimated NEV (2)	Amount	Percent	NEV Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$111,014	$(19,128)	(14.70)%	16.28%	(111)
+200	119,991	(10,151)	(7.80)%	16.82%	(57)
—	130,142	—	—	17.39%	—
-200	129,973	(169)	(0.13)%	16.56%	(83)
-400	124,226	(5,916)	(4.55)%	15.26%	(213)

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at September 30, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 7.80% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 0.13% decrease in net economic value. At September 30, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 3.98% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 3.16% decrease in net economic value.

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

The following table sets forth our interest-earning assets and our interest-bearing liabilities at September 30, 2022, which are anticipated to reprice or mature in each of the future time periods shown based upon certain assumptions. The amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2022, on the basis of contractual maturities, anticipated prepayments and scheduled rate adjustments. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and as a result of contractual rate adjustments on adjustable-rate loans. Amounts are based on a preliminary balance sheet as of September 30, 2022, and may not equal amounts included in our unaudited consolidated financial statements for the three months or nine months ended September 30, 2022. However, we believe that there would be no material changes in the results of the gap analysis if the unaudited financial results included in Part 1, Item 1 of this quarterly report had been utilized.

	Time to Repricing
	Zero to 90 Days	Zero to 180 Days	Zero Days to One Year	Zero Days to Two Years	Zero Days to Five Years	Total
		(Dollars in thousands)
Assets:
Cash and due from banks	$33,619	$33,619	$33,619	$33,619	$33,619	$40,507
Investments	4,480	5,005	6,024	7,945	20,517	42,902
Net loans	91,734	121,004	177,594	288,585	504,346	641,071
Other assets	—	—	—	—	—	51,667
Total	$129,833	159,628	217,237	330,149	558,482	$776,147

Liabilities:
Non-maturity deposits	$176,838	191,304	220,236	278,094	432,096	$552,818
Certificates of deposit	8,935	19,104	41,442	55,987	93,223	98,816
Borrowings	15,446	15,446	15,446	15,446	15,446	15,446
Other liabilities	—	—	—	—	—	13,059
Equity capital	—	—	—	—	—	96,008
Total (1)	$201,219	225,854	277,124	349,527	540,765	$776,147

Asset/liability gap	$(71,386)	(66,226)	(59,887)	(19,378)	17,717
Gap/assets ratio (2)	(9.20)%	(8.53)%	(7.72)%	(2.50)%	2.28%

(1) Amounts do not foot due to rounding.

(2) Gap/assets ratio equals the asset/liability gap for the period divided by total assets ($776.4 million).

At September 30, 2022, our asset/liability gap from zero days to one year was negative $59.9 million, resulting in a gap/assets ratio of (7.72)%. At September 30, 2021, our asset/liability gap from zero days to one year was $4.2 million, resulting in a gap/assets ratio of (0.53)%.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At September 30, 2022, we had a $191.6 million line of credit with the Federal Home Loan Bank of Atlanta, with advances of $10.0 million outstanding and a $5.0 million letter of credit outstanding, and we had a $5.0 million unsecured federal funds line of credit, a $7.5 million unsecured federal funds line of credit and a $20.0 million unsecured federal funds line of credit. We also have a line of $79.4 million with the Federal Reserve Bank of Atlanta Discount Window secured by $118.3 million in loans. No amount was outstanding on the unsecured lines of credit or the Discount Window at September 30, 2022.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $8.2 million for the nine months ended September 30, 2022, compared to $13.2 million for the nine months ended September 30, 2021. Net cash used in investing activities was $67.4 million for the nine months ended September 30, 2022, compared to net cash provided by investing activities of $7.8 million for the nine months ended September 30, 2021. Net cash used in investing activities typically consists primarily of disbursements for loan originations and purchases of investment securities. Net cash used in financing activities, which consists primarily of activity in deposit accounts and proceeds/repayments of FHLB advances, and beginning in 2022, a stock repurchase program, was $12.1 million for the nine months ended September 30, 2022 which included repaying $143.0 million of FHLB borrowings, borrowing $105.0 million in FHLB advances and repurchasing stock of $5.3 million, compared to $68.3 million for the nine months ended September 30, 2021, which included a capital injection of $35.4 million following our stock offering in January 2021.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2022, we exceeded all of our regulatory capital requirements and the Bank is categorized as “well capitalized.” Management is not aware of any conditions or events since the most recent notification that would change our category. The Bank’s actual capital amounts and ratios for September 30, 2022 and December 31, 2021 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022:
Common Equity Tier 1
(to Risk Weighted Assets)	$90,090	13%	$32,174	4.50%	$46,473	6.50%
Total Capital
(to Risk Weighted Assets)	$99,032	14%	$57,197	8%	$71,497	10%
Tier I Capital
(to Risk Weighted Assets)	$90,090	13%	$42,898	6%	$57,197	8%
Tier I Capital
(to Average Assets)	$90,090	12%	$30,412	4%	$38,016	5%

As of December 31, 2021:
Common Equity Tier 1
(to Risk Weighted Assets)	$83,662	13%	$27,960	4.50%	$40,386	6.50%
Total Capital
(to Risk Weighted Assets)	$91,438	15%	$49,706	8%	$62,133	10%
Tier I Capital
(to Risk Weighted Assets)	$83,662	13%	$37,280	6%	$49,706	8%
Tier I Capital
(to Average Assets)	$83,662	11%	$31,070	4%	$38,837	5%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2022, we had outstanding commitments to originate loans of $101.0 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from September 30, 2022 totaled $41.4 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2022, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth information in connection with repurchases of shares of the Company’s common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)

July 1, 2022 through July 31, 2022	—	—	—	35,030
August 1, 2022 through August 31, 2022	35,030	14.63	35,030	—
September 1, 2022 through September 30, 2022	—	—	—	—
	35,030	$14.63	35,030	—

(1) The Board of Directors approved a stock repurchase program on January 27, 2022, which authorized the repurchase of up to 343,632 shares (approximately 5.0% of the then-outstanding shares). The total number of shares purchased as part of the publicly announced plan totaled 343,632 as of September 30, 2022, which is the full amount authorized under this repurchase program.

Item 6. Exhibits

Exhibit
Number	Description

3.1	Charter of Affinity Bancshares, Inc. (1)

3.2	Bylaws of Affinity Bancshares, Inc. (2)

3.3	Amendment to Bylaws of Affinity Bancshares, Inc. (3)

10.1	Employment Agreement, dated as of May 24, 2021, by and among Affinity Bancshares, Inc., Affinity Bank and Brandi Pajot (4)

10.2	Amendment 1 to Employment Agreement, dated as of August 2, 2022, by and among Affinity Bancshares, Inc., Affinity Bank and Brandi Pajot (5)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the quarter ended September 30, 2022, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive (Loss) Income, (iv) Statements of Changes in Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1) Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-215041).

(2) Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-215041).

(3) Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 31, 2017 (Commission File No. 001-38074).

(4) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2022 (Commission File No. 001-39914).

(5) Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 3, 2022 (Commission File No. 001-39914).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY BANCSHARES, INC.

Date:	November 10, 2022	/s/ Edward J. Cooney
Edward J. Cooney
President, Chief Executive Officer and Director

Date:	November 10, 2022	/s/ Brandi Pajot
Brandi Pajot
Senior Vice President and Chief Financial Officer