Form 10-K
period 2022-12-31
Affinity Bancshares, Inc.
filed 2023-03-23
CIK 1823406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $14.85 as of June 30, 2022, was $83.7 million.

As of March 20, 2023 there were 6,596,910 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders. (Part III)

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
•
our ability to access cost-effective funding and to continue to fund our operations;
•
fluctuations in real estate values and both residential and commercial real estate market conditions;
•
demand for loans and deposits in our market area;
•
our ability to implement and change our business strategies;
•
competition among depository and other financial institutions, including with respect to our ability to charge overdraft fees;
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
•
monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Board of Governors of the Federal Reserve Bank (the "Federal Reserve Board");
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
•
our ability to retain key employees;
•
the ability of the U. S. Government to remain open, function properly and manage federal debt limits;
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

Affinity Bancshares, Inc. conducts its operations primarily through its wholly owned subsidiary, Affinity Bank, a federally chartered savings bank. Affinity Bancshares, Inc. manages its operations as one unit, and thus does not have separate operating segments. At December 31, 2022, Affinity Bancshares, Inc. had total assets of $791.3 million, loans of $636.9 million, deposits of $657.2 million, and stockholders’ equity of $117.1 million.

The executive offices of Affinity Bancshares, Inc. are located at 3175 Highway 278, Covington, Georgia 30014, and its telephone number is (770) 786-7088. Affinity Bancshares, Inc. is subject to comprehensive regulation and examination by the Federal Reserve Board.

Affinity Bank

Affinity Bank is a federally chartered stock savings bank headquartered in Covington, Georgia. Affinity Bank changed its name from Newton Federal Bank in connection with the Conversion. Newton Federal Bank was originally chartered in 1928 as a Georgia-chartered mutual building and loan association under the name Newton County Building and Loan Association, and we continue to operate under the name “Newton Federal Bank, a Division of Affinity Bank” in Newton Federal Bank’s legacy market area.

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

Market Area

We conduct our operations from our main office and one additional branch office in Covington, Georgia, which is located in Newton County, Georgia, and one branch office in Atlanta, Georgia, which is located in Cobb County, as well as a commercial loan production office located in Alpharetta, Georgia, which is in Fulton County. Our indirect automobile lending division, Affinity Bank Dealer Select (formerly “Community First Auto”), operates from an office in Monroe, Georgia. In addition, we gather deposits nationwide through our virtual bank, FitnessBank.

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

Competition

We face competition within our local market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2022 (the most recent date for which data is available), our market share of deposits represented 22.17% of Federal Deposit Insurance Corporation-insured deposits in Newton County and 1.28% in Cobb County, ranking us first and 13th, respectively, in market share of deposits out of eight institutions operating in Newton County and 24 institutions operating in Cobb County.

Lending Activities

General. Our historical lending activity consists of originating commercial real estate loans, commercial and industrial loans and residential real estate loans and, to a lesser extent, construction and land loans and consumer loans. We have a specialized expertise in lending to dentists and dental practices, since 2002, with loans to the dental industry totaling $185.1 million, or 28.6% of our loan portfolio, as of December 31, 2022. Of this amount, 66% consisted of commercial business loans and 33% consisted of commercial real estate loans, with the remaining amount being unsecured loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. In addition to the loans included in the table below, at December 31, 2022, we had no loans held for sale, no loans in process, $877,000 of deferred loan fees, and $2.8 million in indirect auto dealer reserve costs.

	At December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial (secured by real estate - owner occupied)	$162,989	25.22%	$158,662	27.15%
Commercial (secured by real estate - non-owner occupied)	135,720	21.00%	104,042	17.81%
Commercial and industrial	147,775	22.87%	170,718	29.21%
Construction, land and acquisition & development	37,158	5.75%	16,317	2.79%
Residential mortgage 1-4 family	51,324	7.94%	63,065	10.79%
Consumer installment	111,268	17.22%	71,580	12.25%
Total	646,234	100.00%	584,384	100.00%
Less:
Allowance for losses	(9,325)		(8,559)
Total loans, net	$636,909		$575,825

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2022. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

December 31, 2022	Due in one year or less	After one through five years	After five through 15 years	After 15 years	Total
	(In thousands)
Amounts due in:
Commercial (secured by real estate - owner occupied)	$9,371	$51,143	$92,423	$10,052	$162,989
Commercial (secured by real estate - non-owner occupied)	6,730	47,132	71,911	9,947	135,720
Commercial and industrial	5,630	26,625	113,804	1,716	147,775
Construction, land and acquisition & development	30,980	5,568	610	—	37,158
Residential mortgage	796	4,099	21,865	24,564	51,324
Consumer installment	721	53,216	57,331	—	111,268
	$54,228	$187,783	$357,944	$46,279	$646,234

The following table sets forth our fixed and adjustable-rate loans at December 31, 2022 that are contractually due after December 31, 2022.

	Due After December 31, 2022
	Fixed	Adjustable	Total
	(In thousands)
Commercial (secured by real estate - owner occupied)	$155,686	$7,303	$162,989
Commercial (secured by real estate - non-owner occupied)	111,752	23,968	135,720
Commercial and industrial	138,468	9,307	147,775
Construction, land and acquisition & development	7,750	29,408	37,158
Residential mortgage 1-4 family	41,228	10,096	51,324
Consumer installment	110,501	767	111,268
Total loans	$565,385	$80,849	$646,234

Commercial and Industrial Loans. We make commercial and industrial loans, primarily in our market area, to a variety of professionals, sole proprietorships and small businesses, including dental loans, which are originated throughout the Southeastern United States. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2022, commercial and industrial loans were $147.8 million, or 22.87% of our gross loans. As part of our relationship driven focus, we encourage our commercial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and net interest margin.

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

Our commercial business loans to dental professionals totaled $185.1 million at December 31, 2022. The significant majority of these loans are secured by practice assets with the goodwill of each practice providing the value for lending. We consider numerous factors when underwriting dental loans, including transactional risk related to the selling doctor in a practice purchase, if applicable, procedures performed, insurance taken and the good standing of the dentist by state boards. We lend across all dental specialties: general, cosmetic, orthodontist, endodontist, periodontist, pediatric, and oral surgery. The majority of our dental loans are originated to professionals and practices located in the State of Georgia, with the remainder originated through the adjoining states. We target dental practice loans with principal balances between $250,000 and $750,000, although we will originate dental practice loans with principal balances in excess of $750,000. Most of our dental loans are to solo practitioners or small practices with two professionals. We remain knowledgeable of trends in the dental industry through regular contact with our borrowers as well as through our participation in dental managers associations and our dental advisory board.

Our largest commercial and industrial loan at December 31, 2022 totaled $2.5 million, was originated in 2016 and is secured by accounts receivable. At December 31, 2022, this loan was performing in accordance with its terms.

Commercial Real Estate Loans. Our commercial real estate loans (which includes owner occupied and non-owner occupied loans) are secured primarily by dental/medical professional properties, church campuses and other small businesses. At December 31, 2022, we had $298.7 million in commercial real estate loans, representing 46.2% of our total loan portfolio. At that date, $163.0 million, or 25.2% of our commercial real estate loans, were secured by owner-occupied properties. This amount included $61.4 million of dental loans, $19.3 million of church loans and $4.5 million of multi-family residential real estate loans.

Most of our commercial real estate loans are balloon loans with a five-year initial term and a 20-year amortization period. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. All of our commercial real estate loans are subject to our underwriting procedures and guidelines. At December 31, 2022, our largest commercial real estate loan totaled $7.5 million and is secured by a well-established, anchored, retail shopping center. At December 31, 2022, this loan was performing in accordance with its terms.

We consider several factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability, and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). Most of our commercial real estate loans are appraised by outside independent appraisers approved by the board of directors, although we are only required to obtain independent appraisals on commercial real estate loans in amounts of $500,000 or greater. Personal guarantees are generally obtained from the principals of commercial real estate borrowers.

Residential Mortgage Loans. At December 31, 2022, we had $51.3 million of loans secured by one- to four-family real estate, representing 7.9% of our total loan portfolio. We currently originate adjustable-rate and fixed-rate one- to four-family residential real estate loans, although our ability to originate adjustable-rate residential mortgage loans is significantly limited in the current interest rate environment. We historically originated fixed-rate one- to four-family residential real estate loans with balloon terms, but recently began originating adjustable-rate one- to four-family residential real estate loans. At December 31, 2022, $10.1 million, or 14.4%, of our one- to four-family residential real estate loans were adjustable-rate loans.

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

Construction and Land Loans. We make construction loans, primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2022, our residential construction loans totaled $37.2 million, representing 5.75% of our total loan portfolio, and included $1.6 million of land loans. At December 31, 2022 there were no single-family construction loans to individuals and $29.4 million were to contractors and builders. In addition, we had $6.2 million of commercial construction and development loans as of December 31, 2022, which included $3.9 million of commercial development and land loans.

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

At December 31, 2022, our largest construction and land loan was for $4.2 million, of which $697,000 was outstanding. This loan was originated in 2022 to construct a new convenience store and is secured by land and improvements. This loan was performing according to its terms at December 31, 2022.

Consumer Loans. We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. Our consumer loans generally consist of indirect loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. At December 31, 2022, consumer and other loans were $111.3 million, or 17.22% of gross loans.

In 2018, we established our indirect automobile lending division, Affinity Bank Dealer Select (“ABDS”, and formerly named Community First Auto), which currently operates from an office in Monroe, Georgia. This division has an experienced manager and sales team to operate this line of business. At December 31, 2022, we had $108.5 million in indirect automobile loans, and our internal policies limit such loans to 200% of capital and 25% of our loan portfolio.

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

Consumer Loans. Consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

We sometimes purchase whole loans from third parties to supplement our loan production. These loans generally consist of loans to health care professionals and loans secured by manufactured housing. At December 31, 2022, we had $3.0 million of whole loans that we purchased. The majority of our purchased loans are to borrowers who are not located in our primary market area.

In addition, from time to time, we may purchase or sell participation interests in loans. We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures. At December 31, 2022, we had $1.9 million of committed funds for loan participation interests that we purchased, and at that date, we had $13.7 million of loans for which we had sold participation interests.

We do not originate significant amounts of loans for sale, but we occasionally sell loans, primarily to generate fee income. We currently broker loan sales through Quicken Loans and receive fees related to such sales. For the year ended December 31, 2022, we received $129,000 in fee income. At December 31, 2022, we had no loans held for sale.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that Affinity Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Affinity Bank’s unimpaired capital and surplus. At December 31, 2022, based on the 15% limitation, Affinity Bank’s loans-to-one-borrower limit was approximately $14.5 million. On the same date, Affinity Bank had no borrowers with outstanding balances in excess of this amount. At December 31, 2022, our largest loan relationship with one borrower was for $12.7 million, of which was $4.8 million was funded, which was for one-to-four residential construction, and the underlying loans were performing in accordance with their terms on that date.

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

Delinquent Loans. The following tables set forth our loan delinquencies, by type and amount at the dates indicated. We had no PPP loans delinquent at December 31, 2022 and 2021.

	At December 31,
	2022			2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Commercial (secured by real estate - owner occupied	$—	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied	—	—	—	—	—	—
Commercial and industrial	—	—	—	338	—	—
Commercial, land and acquisition & development	85	—	—	—	—	—
Residential mortgage	2,341	533	249	3,547	1,148	—
Consumer installment	571	59	—	271	25	—
Total	$2,997	$592	$249	$4,156	$1,173	$—

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $0 and $241,000 at December 31, 2022 and 2021, respectively.

	At December 31,
	2022	2021
	(Dollars in thousands)
Non-accrual loans:
Commercial (secured by real estate - owner occupied)	$85	$—
Commercial (secured by real estate - non-owner occupied)	3,312	3,200
Commercial and industrial	3	813
Construction, land and acquisition & development	—	—
Residential mortgage 1-4 family	3,185	2,873
Consumer installment	135	125
Total non-accrual loans	6,720	7,011
Accruing loans past due 90 days or more	249	—
Commercial (secured by real estate - owner occupied)
Commercial (secured by real estate - non-owner occupied)	2,901	3,538
Commercial and industrial	—	—
Construction, land and acquisition & development	—	—
Residential mortgage 1-4 family	—	—
Consumer installment	—	—
Total real estate owned	2,901	3,538
Total non-performing assets	$9,870	$10,549
Total accruing troubled debt restructured loans	$341	$1,056
Total non-performing loans to total loans	1.04%	1.42%
Total non-performing assets to total assets	1.25%	1.34%

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

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At December 31,
	2022	2021
	(In thousands)
Substandard assets	$6,667	$8,398
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$6,667	$8,398
Special mention assets	$2,739	$3,054

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

	Years Ended December 31,
	2022	2021
	(Dollars in thousands)
Allowance at beginning of period	$8,559	$6,361
Provision for loan losses	704	1,075
Charge offs:
Commercial (secured by real estate - owner occupied)	$—	$—
Commercial (secured by real estate - non-owner occupied)	—	—
Commercial and industrial	(26)	(234)
Construction, land and acquisition & development	—	—
Residential mortgage 1-4 family	—	—
Consumer installment	(123)	(76)
Total charge-offs	(149)	(310)
Recoveries:
Commercial (secured by real estate - owner occupied)	123	1,307
Commercial (secured by real estate - non-owner occupied)	—	—
Commercial and industrial	21	37
Construction, land and acquisition & development	—	—
Residential mortgage 1-4 family	39	73
Consumer installment	28	16
Total recoveries	211	1,433
Net (charge-offs) recoveries	62	1,123
Allowance at end of period	$9,325	$8,559
Allowance to non-performing loans	138.75%	122.08%
Allowance to total loans outstanding at the end of the period	1.44%	1.74%
Net (charge-offs) recoveries to average loans outstanding during the period	0.01%	0.19%

The following table sets forth information with respect to charge-offs and recoveries by loan category.

	For the Year Ended December 31,
	2022			2021
	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance
Commercial (secured by real estate - owner occupied)	$157,482	$(123)	(0.08)%	$122,955	$(1,307)	(1.06)%
Commercial (secured by real estate - non-owner occupied)	131,136	—	—	102,385	—	—
Commercial and industrial	156,682	5	0.00%	225,207	197	0.09%
Construction, land and acquisition & development	31,842	—	—	15,023	—	—
Residential mortgage	55,416	(39)	(0.07)%	73,391	(73)	(0.10)%
Consumer installment	91,853	95	0.10%	57,599	60	0.10%
Total gross loans	624,411	$62	0.01%	596,560	$(1,123)	(0.19)%
Deferred loan fees, net	1,048			958
Total loans outstanding at end of year	$623,363		0.01%	$595,602		(0.19)%

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

	At December 31,
	2022			2021
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial (secured by real estate - owner occupied)	$2,403	25.89%	25.22%	$2,701	31.57%	27.15%
Commercial (secured by real estate - non-owner occupied)	2,079	22.40%	21.00%	1,980	23.14%	17.81%
Commercial and industrial loans	2,292	24.70%	22.87%	2,242	26.21%	29.21%
Construction and land	487	5.25%	5.75%	162	1.89%	2.79%
One- to four-family residential	345	3.72%	7.94%	$502	5.87%	10.79%
Consumer loans	1,675	18.04%	17.22%	969	11.32%	12.25%
Total allocated allowance	9,281	100.00%	100.00%	8,556	100.00%	100.00%
Unallocated	44			3
Total	$9,325			$8,559

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

At December 31, 2022, our investment portfolio consisted of U.S. Treasury securities, securities and obligations issued by U.S. government-sponsored enterprises and the Federal Home Loan Bank of Atlanta, municipal securities and corporate securities. At December 31, 2022, we owned $832,000 of Federal Home Loan Bank of Atlanta stock. As a member of Federal Home Loan Bank of Atlanta, we are required to purchase stock in the Federal Home Loan Bank of Atlanta, which stock is carried at cost and classified as restricted equity securities. In addition, at December 31, 2022, we owned $250,000 of First National Bankers Bank stock. We purchased the stock of First National Bankers Bank in connection with a $5.0 million loan from First National Bankers Bank to Community First Bancshares, Inc., which was repaid in January 2021. The table below presents the maturity schedule at December 31, 2022 for available-for-sale securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
		(Dollars in thousands)

U.S. Treasury securities	$977	4.77%	$—	—	$5,107	1.49%	$—	—	$6,084	$5,308	2.02%
Municipal securities – tax exempt	—	—	—	—	—	—	533	2.02%	533	437	2.02%
Municipal securities – taxable	—	—	—	—	1,278	2.59%	1,251	2.28%	2,529	2,044	2.44%
U.S. Government sponsored enterprises	—	—	—	—	2,022	1.62%	9,815	2.46%	11,837	8,338	2.32%
Government agency mortgage-backed securities	17	2.98%	3,376	2.71%	11,982	2.07%	5,180	2.01%	20,555	17,502	2.16%
Corporate securities	—	—	3,055	6.31%	10,016	4.23%	500	7.75%	13,571	12,571	4.82%
Total	$994	4.74%	$6,431	4.42%	$30,405	2.68%	$17,279	2.45%	$55,109	$46,200	2.85%

Following is a maturity schedule at December 31, 2022 for held-to-maturities securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
		(Dollars in thousands)

U.S. Treasury securities	$—	—	$998	4.48%	$—	—	$—	—	$998	$998	4.48%
Government agency mortgage-backed securities	—	—	—	—	—	—	837	3.46%	837	824	3.46%
Corporate securities	—	—	13,901	6.03%	10,791	6.22%	—	—	24,692	24,429	6.12%
Total	$—	—	$14,899	5.93%	$10,791	6.22%	$837	3.46%	$26,527	$26,251	5.97%

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

Deposits. Our deposits are generated primarily from our primary market area. We also generate deposits nationwide through our virtual bank, FitnessBank, which accepts deposits and provides higher interest rates based on customers meeting certain fitness goals. We offer a selection of deposit accounts, including savings accounts, checking accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have the authority to accept brokered deposits and had $34.9 million in brokered CDs as of December 31, 2022. We also offer a Kasasa (rewards) deposit program, which promotes free checking accounts with either attractive interest rates or cash-back rewards.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2022			2021
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Non-interest-bearing checking	$190,297	28.96%	—	$193,940	31.65%	—
Interest-bearing checking	91,167	13.87%	0.18%	89,384	14.59%	0.21%
Money market accounts	148,097	22.54%	0.49%	145,969	23.82%	0.35%
Savings accounts	101,622	15.46%	0.96%	86,745	14.15%	0.43%
Certificates of deposit	125,989	19.17%	1.48%	96,758	15.79%	1.47%
Total	$657,172	100.00%	0.57%	$612,796	100.00%	0.41%

As of December 31, 2022, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 was approximately $26.4 million. The following table sets forth the maturity of these certificates as of December 31, 2022.

At December 31, 2022
(In thousands)
Maturity Period:
Three months or less	$2,263
Over three through six months	989
Over six through twelve months	10,934
Over twelve months	12,202
Total	$26,388

At December 31, 2022 and 2021, we had $308.4 million and $317.7 million deposits in excess of $250,000, respectively, which is the federal deposit insurance limit. At December 31, 2022 and 2021, there was $168.2 million and $173.4 million, respectively uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements. As of March 21, 2023, uninsured deposits totaled approximately $78.0 million.

Borrowings. As of December 31, 2022, we had $81.8 million available on our line of credit with the Federal Home Loan Bank of Atlanta. The balances outstanding in FHLB advances were $10.0 million and $49.0 million at December 31, 2022 and 2021, respectively. The weighted average rate was 4.23% and 1.36% at December 31, 2022 and 2021, respectively.

In addition to the Federal Home Loan Bank of Atlanta line of credit, we have three unsecured federal funds lines of credit, in the amounts of $20.0 million, $7.5 million and $5.0 million. At December 31, 2022, $25,000 was outstanding on one of these lines of credit. Besides this, no amount was outstanding at December 31, 2021, or during the years ended December 31, 2022 or 2021, except for amounts required for annual testing.

Subsidiary Activities

Affinity Bancshares, Inc. has no subsidiaries other than Affinity Bank.

Personnel

As of December 31, 2022, we had 89 full-time employees and three part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2022 and 2021, Affinity Bancshares, Inc. had no minimum tax credit carryovers.

Net Operating Loss Carryovers. As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry net operating losses forward indefinitely. At December 31, 2022 and 2021, Affinity Bancshares, Inc. had no federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period is not deductible. At December 31, 2022 and 2021, Affinity Bancshares, Inc. had no capital loss carryovers.

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

Net Operating Loss Carryovers. Generally, Georgia law conforms to federal law and a financial institution may carry back Georgia net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2022 and 2021, Affinity Bank had no Georgia net operating loss carryforwards.

Bank Tax Credit. All financial depository institutions that conduct business or own property in Georgia are required to file a Georgia Financial Institutions Business Occupation Tax based on Georgia gross receipts. Any local license tax and state occupation tax paid a depository financial institution is credited dollar for dollar against any state corporate income tax liability of such institution for the tax year during which any such tax is paid. Any unused credits may be carried forward for five years. All bank tax credits were utilized in 2021, so there are no bank tax credits remaining at December 31, 2022 and 2021.

Maryland State Taxation. As a Maryland business corporation, Affinity Bancshares is required to file an annual report with and pay franchise taxes to the State of Maryland.

SUPERVISION AND REGULATION

General

As a federal savings bank, Affinity Bank is subject to examination and regulation by the Office of the Comptroller of the Currency, and is also subject to examination by the Federal Deposit Insurance Corporation. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Affinity Bank may engage and is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s Deposit Insurance Fund. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders. Affinity Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the 11 regional banks in the Federal Home Loan Bank System.
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

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Affinity Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts. Affinity Bank may also establish, subject to specified investment limits, service corporation subsidiaries that may engage in certain activities not otherwise permissible for Affinity Bank, including real estate investment and securities and insurance brokerage. Federal savings banks are also subject to a “Qualified Thrift Lender Test,” or “QTL Test,” which generally requires that a specified percentage of overall assets be residential mortgages and related investments. However, these limitations do not apply to Affinity Bank, as described below.

The Office of the Comptroller of the Currency has issued a final rule, pursuant to a provision of the Economic Growth Regulatory Relief and Consumer Protection Act (“EGRRCPA”), that permits a federal savings bank with total consolidated assets of $20 billion or less as of December 31, 2017 to elect to exercise national bank powers without converting to a national bank charter. Affinity Bank exercised the "covered savings association election" effective May 1, 2020.

The effect of the “covered savings association” election is that a federal savings bank generally has the same rights and privileges as a national bank that has its main office in the same location as the home office of the covered savings association. The covered bank association is also subject to the same duties, restrictions, liabilities and limitations applicable to a national bank. A covered bank association retains its federal savings bank charter and continues to be subject to the corporate governance laws and regulations applicable to such banks, including as to its bylaws, board of directors and stockholders, capital distributions and mergers.

A covered savings association may make loans to its customers without regard to the lending restrictions applicable to federal savings banks, such as the percentage of capital or assets limits on various types of loans and the QTL Test. However, federal savings banks that have made such an election are subject to the narrower authority of national banks in certain areas such as branching and subsidiary activities in certain respects. A covered savings bank may generally not retain any assets, subsidiaries or activities not permitted for national banks.

Applicable regulations authorize a federal bank that has exercised the covered savings bank election to terminate the election and thereby again operate as a federal savings bank that has not made a covered savings bank election. Affinity Bank has no current plans to terminate its election.

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

The federal banking agencies, including the Office of the Comptroller of the Currency, have established a “community bank leverage ratio” of between 8% and 10% for institutions with assets of less than $10 billion. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report.

Affinity Bank did not opt in to the community bank leverage ratio framework.

At December 31, 2022 and 2021, Affinity Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank, including a covered savings association, may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2022 and 2021, Affinity Bank was in compliance with the loans-to-one borrower limitations.

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A federal savings bank must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•
the savings bank would not be at least adequately capitalized following the distribution;

•
the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•
the savings banks is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease and desist order or formal written agreement that requires action to improve the institution’s financial condition.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a savings and loan holding company, such as Affinity Bank, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

•
the federal savings bank would be undercapitalized following the distribution;

•
the proposed capital distribution raises safety and soundness concerns; or

•
the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act generally provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings bank also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws. All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The Office of the Comptroller of the Currency is required to assess the federal savings bank’s record of compliance with the Community Reinvestment Act. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice. In May 2022, the Office of the Comptroller of the Currency, the Federal Reserve Board and Federal Deposit Insurance Corporation released a notice of proposed rulemaking to strengthen and modernize the Community Reinvestment Act regulations and framework.

The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating. Affinity Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. An insured depository institution’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Affinity Bank. Affinity Bancshares will be an affiliate of Affinity Bank because of its control of Affinity Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

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

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings banks and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. The maximum penalties that can be assessed are generally based on the type and severity of the violation, unsafe and unsound practice or other action, and are adjusted annually for inflation. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular federal savings bank. If such action is not taken, the Federal Deposit Insurance Corporation has authority to take the action under specified circumstances.

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

Branching. A federal savings bank that has elected covered savings bank status is subject to the laws and regulations governing the establishment of branches by national banks. Generally, intrastate and interstate branching is authorized to the extent that the law of the state involved authorizes branching for banks that it charters. Such authority is subject to Office of the Comptroller of the Currency approval for new branches.

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

At December 31, 2022 and 2021, Affinity Bank met the criteria for being considered “well capitalized.”

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

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution's failure within three years. The current assessment range (inclusive of possible adjustments) for insured institutions of less than $10 billion of total assets is between 2.5 and 32 basis points.

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

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

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
•
The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and
•
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2022, the net book value of our office properties was $2.0 million, and the net book value of our furniture, fixtures and equipment was $2.3 million. Our properties include our main office and branch office in Covington and leased offices in Atlanta, Alpharetta, and Monroe. We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the symbol “AFBI.” As of March 20, 2023 we had 327 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 6,596,910 shares of common stock outstanding.

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

There were no sales of unregistered securities during the quarter ended December 31, 2022.

Shares of the Company’s common stock totaling 372,315 were repurchased during the year ended December 31, 2022 as outlined below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)

January 1, 2022 through January 31, 2022	—	$—	—	343,632
February 1, 2022 through February 28, 2022	—	—	—	343,632
March 1, 2022 through March 31, 2022	253,779	15.53	253,779	89,853
April 1, 2022 through April 30, 2022	30,232	15.54	30,232	59,621
May 1, 2022 through May 31, 2022	14,331	15.01	14,331	45,290
June 1, 2022 through June 30, 2022	10,260	14.75	10,260	35,030
July 1, 2022 through July 31, 2022	—	—	—	35,030
August 1, 2022 through August 31, 2022	35,030	14.63	35,030	—
September 1, 2022 through September 30, 2022	—	—	—	—
October 1, 2022 through October 31, 2022	—	—	—	—
November 1, 2022 through November 30, 2022	3,872	14.61	3,872	328,125
December 1, 2022 through December 31, 2022	24,811	14.45	24,811	303,314
	372,315	$15.32	372,315	303,314

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

Overview

Total assets increased $3.2 million, or 0.4%, to $791.3 million at December 31, 2022 from $788.1 million at December 31, 2021. The increase was due primarily to increases in net loans ($61.1 million, or 10.6%) and investment securities held to maturity ($26.5 million, or 100%), partially offset by a decrease in cash and cash equivalents of $85.5 million, or 76.5%.

Net income decreased $439,000, or 5.8%, to $7.1 million for the year ended December 31, 2022, compared to $7.6 million for the year ended December 31, 2021. An increase in non-interest expenses as well as decreases in interest income and non-interest income were partially offset by decreases in interest expense, the provision for loan losses and income tax expense. Interest income decreased $319,000, or 1.0%, to $32.1 million for the year ended December 31, 2022 from $32.5 million for the year ended December 31, 2021. The decrease was due to a $1.4 million, or 4.6%, decrease in interest income on loans, which included a decrease of $5.5 million of interest and fee income on PPP loans. Interest expense decreased $798,000, or 25.1%, to $2.4 million for the year ended December 31, 2022 compared to $3.2 million for the year ended December 31, 2021, due to a decrease in interest expense on Federal Home Loan Bank advances and other borrowings. Noninterest expenses increased $1.2 million, or 5.5%, to $22.1 million for the year ended December 31, 2022, from $21.0 million for the year ended December 31, 2021.

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

The allocation methodology applied by Affinity Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was appropriate at December 31, 2022 and 2021. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses. As a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is the responsibility of Affinity Bank and any increase or decrease in the allowance is the responsibility of management.

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

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Total assets increased $3.2 million, or 0.4%, to $791.3 million at December 31, 2022 from $788.1 million at December 31, 2021. The increase was due primarily to increases in net loans ($61.1 million, or 10.6%) and investment securities held to maturity ($26.5 million, or 100%), partially offset by a decrease in cash and cash equivalents of $85.5 million, or 76.5%.

Cash and cash equivalents decreased $85.5 million, or 76.5%, to $26.3 million at December 31, 2022 from $111.8 million at December 31, 2021, as excess liquidity was utilized to pay off Federal Home Loan Bank advances and fund loan growth.

Loans increased $61.1 million, or 10.6%, to $636.9 million at December 31, 2022 from $575.8 million at December 31, 2021, including Paycheck Protection Program (PPP) loans of $5,000 and $17.9 million at December 31, 2022 and 2021 respectively. Non-owner occupied commercial real estate loans increased $31.7 million, or 30.4%, to $135.7 million at December 31, 2022 from $104.0 million at December 31, 2021, and consumer loans increased $39.7 million, or 55.4%, to $111.3 million at December 31, 2022 from $71.6 million at December 31, 2021. The increase in consumer loans resulted from our continued growth in our indirect automobile loans. In addition, construction loans increased $20.8 million to $37.2 million at December 31, 2022 from $16.3 million at December 31, 2021, as we have been successful with our strategic initiative to increase construction lending to continue to diversify our loan portfolio. We experienced a decrease in commercial and industrial loans of $22.9 million, or 13.4%, to $147.8 million at December 31, 2022 from $170.7 million at December 31, 2021, as a result of forgiveness of PPP loans by SBA. One- to four-family residential real estate loans decreased $11.7 million, or 18.6%, to $51.3 million at December 31, 2022 from $63.1 million at December 31, 2021, as mortgage loans were refinanced at lower rates than we offered during the early part of the year. Our January 2020 acquisition of ABB Financial and Affinity Bank shifted the composition of the loan portfolio towards increased commercial and industrial lending and commercial real estate lending, and away from one- to four-family mortgage lending.

Securities held-to-maturity increased to $26.5 million at December 31, 2022, from $0 at December 31, 2021, as we began to classify new purchases as held-to-maturity and utilized a portion of our excess liquidity to invest in securities in an effort to increase yield. Securities available-for-sale remained relatively flat, totaling $46.2 million at December 31, 2022 and $48.6 million at December 31, 2021.

Total deposits increased $44.4 million, or 7.2%, to $657.2 million at December 31, 2022 from $612.8 million at December 31, 2021. Certificates of deposit increased $29.2 million, or 30.2%, to $126.0 million at December 31, 2022 from $96.8 million at December 31, 2021. We believe that customers have shifted deposits to longer-term instruments as market interest rates have increased. In addition, savings accounts increased $14.9 million, or 17.2%, to $101.6 million at December 31, 2022 from $86.7 million at December 31, 2021, as a result of increases in all of our markets but most particularly from an increase in Fitness Bank savings accounts of $7.9 million as we continue to grow our online account products. The loan-to-deposit ratio at December 31, 2022 was 96.9%, as compared to 94.0% at December 31, 2021.

We had $10.0 million of Federal Home Loan Bank advances and $25,000 in Federal Funds Purchased at December 31, 2022, compared to $49.0 million of Federal Home Loan Bank advances at December 31, 2021. Borrowings were decreased during the year ended December 31, 2022 as we repaid acquired Federal Home Loan Bank borrowings, recognizing $1.0 million in accretion from the fair value adjustments on acquired advances. Prepayment penalties in the amount of $647,000 were also recognized with the repayment of these acquired advances for the year ended December 31, 2022 .

Stockholders’ equity decreased $3.9 million or 3.2%, to $117.1 million at December 31, 2022 from $121.0 million at December 31, 2021. We experienced $6.3 million in accumulated other comprehensive loss related to our investment portfolio due to increasing interest rates. We also experienced a decrease in additional paid in capital from the repurchase of 372,315 shares of our common stock totaling $5.7 million with an average price per share of $15.32. These decreases were offset by net income of $7.1 million for the year ended December 31, 2022 .

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are monthly average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Interest on loans includes the following fees: PPP loan fees of $243,000 and $5.0 million for the years ending December 31, 2022 and 2021, respectively; loan origination fees of $1.4 million and $1.0 million for the years ending December 31, 2022 and 2021, respectively; net accretion of purchased loan marks of $587,000 and $437,000 for the years ending December 31, 2022 and 2021, respectively; prepayment penalties of $0 and $79,000 for the years ending December 31, 2022 and 2021, respectively; and indirect auto fees of $279,000 and $228,000 for the years ending December 31, 2022 and 2021, respectively.

	For the Year Ended December 31,
	2022			2021
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$624,908	$30,045	4.81%	$588,976	$31,484	5.35%
Investment securities held-to-maturity	2,220	130	5.86%	—	—	—
Investment securities available-for-sale	45,594	1,150	2.52%	35,109	709	2.02%
Interest-earning deposits and federal funds	45,674	771	1.69%	98,554	180	0.18%
Other investments	1,027	38	3.70%	2,324	80	3.43%
Total interest-earning assets	719,423	32,134	4.47%	724,963	32,453	4.48%
Non-interest-earning assets	51,397			63,373
Total assets	$770,820			$788,336

Interest-bearing liabilities:
Interest-bearing checking accounts	$96,892	$176	0.18%	$88,852	$185	0.21%
Money market accounts	154,237	752	0.49%	133,835	469	0.35%
Savings accounts	89,015	856	0.96%	93,113	403	0.43%
Certificates of deposit	97,948	1,449	1.48%	110,742	1,623	1.47%
Total interest-bearing deposits	438,092	3,233	0.74%	426,542	2,680	0.63%
FHLB advances and other borrowings	9,887	(854)	(8.64)%	44,811	497	1.11%
Total interest-bearing liabilities	447,979	2,379	0.53%	471,353	3,177	0.67%
Non-interest-bearing liabilities	204,842			200,756
Total liabilities	652,821			672,109
Total stockholders' equity	117,999			116,227
Total liabilities and stockholders' equity	$770,820			$788,336
Net interest rate spread			3.94%			3.81%
Net interest income		$29,755			$29,276
Net interest-earning assets	$271,444			$253,610
Net interest margin			4.14%			4.04%

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

	Year Ended December 31, 2022 vs. 2021
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$4,829	$(6,268)	$(1,439)
Investment securities held-to-maturity	123	7	130
Investment securities available-for-sale	432	9	441
Interest-earning deposits and federal funds	(774)	1,365	591
Other investments	(48)	6	(42)
Total interest-earning assets	4,562	(4,881)	(319)

Interest-bearing liabilities:
Interest-bearing checking accounts	42	(51)	(9)
Market rate checking accounts	280	3	283
Savings accounts	(438)	891	453
Certificates of deposit	(201)	28	(174)
Total interest-bearing deposits	(317)	871	553
FHLB advances	(1,314)	(36)	(1,351)
Total interest-bearing liabilities	(1,631)	835	(798)

Change in net interest income	$6,193	$(5,716)	$479

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021

General. Net income decreased $439,000, or 5.8%, to $7.1 million for the year ended December 31, 2022, compared to $7.6 million for the year ended December 31, 2021. An increase in non-interest expenses as well as decreases in interest income and non-interest income were partially offset by decreases in interest expense, the provision for loan losses and income tax expense.

Interest Income. Interest income decreased $319,000, or 1.0%, to $32.1 million for the year ended December 31, 2022 from $32.5 million for the year ended December 31, 2021. Our average yield on loans decreased 54 basis points to 4.81% for the year ended December 31, 2022 from 5.35% for the year ended December 31, 2021. The decrease in interest income on loans and associated yield was a result of a decrease of $5.5 million of interest and fee income on PPP loans. Our average balance of loans increased $35.9 million, or 6.1%, to $624.9 million for the year ended December 31, 2022 from $589.0 million for the year ended December 31, 2021, as we continued to acquire talent to assist with our strategic initiatives to both increase and diversify the loan portfolio.

Interest income on securities available for sale increased $441,000 to $1.2 million for the year ended December 31, 2022 from $709,000 for the year ended December 31, 2021. Our average balance of securities increased $12.7 million, or 36.2%, to $47.8 million for the year ended December 31, 2022 from $35.1 million for the year ended December 31, 2021, due to our using excess cash from PPP loan repayments and cash previously held in interest-bearing deposit accounts to invest in securities to increase the yield of our interest-earning assets. The average rate earned on securities available for sale and held to maturity increased 66 basis points during 2022, to 2.68% from 2.02%.

Interest income on interest-earning deposits and federal funds increased $591,000 to $771,000 for the year ended December 31, 2022 from $180,000 for the year ended December 31, 2021. The increase in interest income on interest-earning deposits was due to a 151 basis point increase in yield, while the average balance of interest-earning deposits decreased $52.9 million, or 53.7%, to $45.7 million for the year ended December 31, 2022 from $98.6 million for the year ended December 31, 2021, as excess funds have been deployed into securities and loans.

Interest Expense. Interest expense decreased $798,000, or 25.1%, to $2.4 million for the year ended December 31, 2022 compared to $3.2 million for the year ended December 31, 2021, due to a decrease in interest expense on Federal Home Loan Bank advances and other borrowings. Interest expense on borrowings decreased to $(854,000) for the year ended December 31, 2022 compared to $497,000 for the year ended December 31, 2021, as we repaid acquired Federal Home Loan Bank borrowings, recognizing $1.0 million in accretion from the fair value adjustments on acquired advances. Prepayment penalties in the amount of $647,000 were also recognized with the repayment of these acquired advances for the year ended December 31, 2022.

Interest expense on deposits increased $553,000, or 20.6%, to $3.2 million for the year ended December 31, 2022 from $2.7 million for the year ended December 31, 2021. We recorded increases in interest expense on savings accounts ($453,000, or $112.4%) and money market accounts ($283,000, or 60.3%), as increases in market interest rates increased the rates we paid on these types of deposits by 53 basis points to 0.96%, and 14 basis points to 0.49%, respectively. In addition, the average balance of money market accounts increased $20.4 million, or 15.2%, to $154.2 million for the year ended December 31, 2022 compared to $133.8 million for the year ended December 31, 2021, as a result of an increase in the average balance of money market accounts in our Atlanta office of $15.6 million. Interest expense on certificates of deposit decreased by $174,000, or 10.7%, to $1.4 million for the year ended December 31, 2022 from $1.6 million for the year ended December 31, 2021. The decrease in expense on certificates of deposit was the result of a $12.8 million, or 11.6%, decrease in the average balance of certificates of deposit to $97.9 million for the year ended December 31, 2022 from $110.7 million for the year ended December 31, 2021. The average rate we paid on certificates of deposit remained relatively flat between the years.

Net Interest Income. Net interest income before provision for loan losses increased by $479,000, or 1.6%, to $29.8 million for the year ended December 31, 2022 from $29.3 million for the year ended December 31, 2021. Our average net interest-earning assets increased by $17.8 million, or 7.0%, to $271.4 million for the year ended December 31, 2022 from $253.6 million for the year ended December 31, 2021, while our net interest rate spread increased by 13 basis points to 3.94% for the year ended December 31, 2022 from 3.81% for the year ended December 31, 2021, reflecting a 14 basis point decrease in the average rate paid on interest-bearing liabilities. Our net interest margin was 4.14% for the year ended December 31, 2022 compared to 4.04% for the year ended December 31, 2021.

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

After an evaluation of these factors, we recorded a provision for loan losses of $704,000 for the year ended December 31, 2022, compared to $1.1 million for the year ended December 31, 2021. Our allowance for loan losses was $9.3 million at December 31, 2022 compared to $8.6 million at December 31, 2021. The allowance for loan losses to total loans was 1.44% at December 31, 2022 compared to 1.46% at December 31, 2021, while the allowance for loan losses to non-performing loans was 138.8% at December 31, 2022 compared to 122.08% at December 31, 2021. We had charge-offs of $149,000 and recoveries of $211,000 during the year ended December 31, 2022. To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2022. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

We adopted a new accounting standard, referred to as Current Expected Credit Loss (“CECL”), effective January 1, 2023. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses. This will change our current method of recording allowances for loan losses that are probable, which may require us to increase our allowance for loan losses and to increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.

Noninterest Income. Noninterest income decreased $276,000, or 10.3%, to $2.4 million for the year ended December 31, 2022 from $2.7 million for the year ended December 31, 2021. The decrease resulted primarily from a decrease in other noninterest income of $381,000, or 32.5%, to $791,000 for the year ended December 31, 2022 from $1.2 million for the year ended December 31, 2021, as 2021 included a gain on the sale of other real estate and BOLI income from a death benefit. This decrease was partially offset by the increase in service charges on deposit accounts of $105,000, to $1.6 million for the year ended December 31, 2022 from $1.5 million for the year ended December 31, 2021.

Noninterest Expenses. Noninterest expenses information is as follows.

	Year Ended December 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$12,221	$10,663	$1,558	14.6%
Occupancy	2,523	2,935	(412)	(14.1)%
Advertising	476	339	137	40.3%
Data processing	1,947	1,975	(28)	(1.4)%
Write-down of premises and equipment	—	1,176	(1,176)	(100.0)%
FHLB prepayment penalties	647	—	647	100.0%
Other	4,312	3,880	432	11.1%
Total noninterest expenses	$22,126	$20,968	$1,158	5.5%

Noninterest expenses increased $1.2 million, or 5.5%, to $22.1 million for the year ended December 31, 2022, from $21.0 million for the year ended December 31, 2021. The increase in salaries and employee benefits was due to our strategic initiative to attract and retain talent. We recognized prepayment penalties on Federal Home Loan Bank advances during 2022 as described above. These increases were offset by a decrease in the writedown of premises and equipment and in occupancy expense, related primarily to cost savings from facilities consolidation during 2021.

Income Tax Expense. We recorded income tax expense of $2.2 million and $2.3 million for the years ended December 31, 2022 and 2021. The decrease in income tax expense was due to decreased income before income taxes in 2022.

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

The table below sets forth, as of December 31, 2022, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$28,910	(5.07)%
+200	29,739	(2.34)%
Level	30,453	—
-200	29,496	(3.14)%
-400	26,840	(11.86)%

(1)
Assumes an immediate uniform change in interest rates at all maturities.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At December 31, 2022, we had a $81.8 million line of credit with the Federal Home Loan Bank of Atlanta with $10.0 million in borrowings and a $12.5 million letter of credit outstanding which is used to collateralize public deposits. In addition, at December 31, 2022, we had a $5.0 million unsecured federal funds line of credit, a $7.5 million unsecured federal funds line of credit and a $20.0 million unsecured federal funds line of credit. Only $25,000 was outstanding on these lines of credit at December 31, 2022. We also have a line of $75 million with the Federal Reserve Bank of Atlanta Discount Window secured by $111.6 million in loans. No amount was outstanding on the Discount Window at December 31, 2022.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $7.6 million and $11.9 million for the years ended December 31, 2022 and 2021, respectively. Net cash used in investing activities was $93.7 million and $9.6 million for the years ended December 31, 2022 and 2021, respectively. Net cash used in investing activities typically consists primarily of disbursements for loan originations and purchases of investment securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and paydowns on securities. Net cash provided by financing activities, which consists primarily of activity in deposit accounts and proceeds from or repayments of borrowings, was $701,000 for the year ended December 31, 2022, compared to net cash used in financing activities of $68.7 million for the year ended December 31, 2021.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2022, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at December 31, 2022 and 2021. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2022, we had outstanding commitments to originate loans of $90.3 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2022 totaled $43.8 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Affinity Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Affinity Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended and the related notes to the consolidated financial statements (the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Estimate of allowance for loan losses – reserves related to loans collectively evaluated for impairment

As described in Notes 1 and 3 to the financial statements, the Company’s allowance for loan losses (“ALL”) totaled $9,235,000 relating to loans collectively evaluated for impairment (general reserve). The Company estimated the general reserve using the historical loss method which utilizes historical loss rates of pools of loans with similar risk characteristics applied to the respective loan pool balances. These amounts are then adjusted for certain qualitative factors related to current economic and general conditions currently observed by management.

We identified the estimate of the general reserve portion of the ALL as a critical audit matter because auditing this portion of the ALL required significant auditor judgment and involved significant estimation uncertainty requiring industry knowledge and experience.

The primary audit procedures we performed to address this critical audit matter included:

F-2

•
We tested the completeness and accuracy of the data used by management to calculate historical loss rates.
•
We tested the completeness and accuracy of the data used by management in determining qualitative factor adjustments, including the reasonable and supportable factors, by agreeing them to internal and external information.
•
We analyzed the qualitative factors in comparison to historical periods to evaluate the directional consistency in relation to the Company’s loan portfolio and local economy.

/s/ Wipfli LLP

We have served as the Company’s auditor since 2004.

Atlanta, Georgia

March 23, 2023

F-3

AFFINITY BANCSHARES, INC.

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
	(In thousands except share amounts)
Assets
Cash and due from banks	$2,928	$16,239
Interest-earning deposits in other depository institutions	23,396	95,537
Cash and cash equivalents	26,324	111,776
Investment securities available-for-sale	46,200	48,557
Investment securities held-to-maturity (estimated fair value of $26,251)	26,527	—
Other investments	1,082	2,476
Loans, net	636,909	575,825
Other real estate owned	2,901	3,538
Premises and equipment, net	4,257	3,783
Bank owned life insurance	15,724	15,377
Intangible assets	18,558	18,749
Other assets	12,801	8,007
Total assets	$791,283	$788,088
Liabilities and Stockholders' Equity
Liabilities:
Non-interest-bearing checking	$190,297	$193,940
Interest-bearing checking	91,167	89,384
Money market accounts	148,097	145,969
Savings accounts	101,622	86,745
Certificates of deposit	125,989	96,758
Total deposits	657,172	612,796
Federal Home Loan Bank advances and other borrowings	10,025	48,988
Accrued interest payable and other liabilities	6,983	5,336
Total liabilities	674,180	667,120
Stockholders' equity:
Common stock (par value $0.01 per share, 40,000,000 shares authorized; 6,605,384 issued and outstanding at December 31, 2022 and 6,872,634 issued and outstanding at December 31, 2021)	66	69
Preferred stock (10,000,000 shares authorized, no shares outstanding)	—	—
Additional paid in capital	63,130	68,038
Unearned ESOP shares	(4,795)	(5,004)
Retained earnings	65,357	58,223
Accumulated other comprehensive loss	(6,655)	(358)
Total stockholders' equity	117,103	120,968
Total liabilities and stockholders' equity	$791,283	$788,088

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Income

	Year Ended December 31,
	2022	2021
	(In thousands except per share amounts)
Interest income:
Loans, including fees	$30,045	$31,484
Investment securities	1,318	789
Interest-earning deposits	771	180
Total interest income	32,134	32,453
Interest expense:
Deposits	3,233	2,680
FHLB advances and other borrowings	(854)	497
Total interest expense	2,379	3,177
Net interest income before provision for loan losses	29,755	29,276
Provision for loan losses	704	1,075
Net interest income after provision for loan losses	29,051	28,201
Noninterest income:
Service charges on deposit accounts	1,611	1,506
Other	791	1,172
Total noninterest income	2,402	2,678
Noninterest expenses:
Salaries and employee benefits	12,221	10,663
Occupancy	2,523	2,935
Advertising	476	339
Data processing	1,947	1,975
Write-down of premises and equipment	—	1,176
FHLB prepayment penalties	647	—
Other	4,312	3,880
Total noninterest expenses	22,126	20,968
Income before income taxes	9,327	9,911
Income tax expense	2,193	2,338
Net income	$7,134	$7,573
Weighted average common shares outstanding
Basic	6,669,389	6,911,576
Diluted	6,761,771	6,969,402
Basic earnings per share	$1.07	$1.10
Diluted earnings per share	$1.06	$1.09

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2022	2021
	(In thousands)
Net income	$7,134	$7,573

Other comprehensive loss:

Net unrealized loss on available-for-sale securities, net of taxes of $(2,132) and $(176)	(6,297)	(517)

Total other comprehensive loss	(6,297)	(517)

Total comprehensive income	$837	$7,056

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Twelve Months Ended December 31, 2022 and 2021
						Accumulated
		Additional				Other
	Common	Paid In	Treasury	Unearned	Retained	Comprehensive
	Stock (1)	Capital	Stock	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)
Beginning balance December 31, 2020	$69	$33,628	$(1,268)	$(2,453)	$50,650	$159	$80,785
ESOP loan payment and release of ESOP shares	—	(141)	—	410	—	—	269
Stock-based compensation expense	—	410	—	—	—	—	410
Change in unrealized loss on investment securities available- for-sale, net of tax	—	—	—	—	—	(517)	(517)
Corporate reorganization
Issuance of common stock (less stock offering expenses of $1,699)	—	32,448	—	—	—	—	32,448
Issuance of shares and loan to ESOP	—	2,961	—	(2,961)	—	—	—
Treasury stock retired	—	(1,268)	1,268	—	—	—	—
Net income	—	—	—	—	7,573	—	7,573
Ending balance December 31, 2021	$69	$68,038	$—	$(5,004)	$58,223	$(358)	$120,968
ESOP loan payment and release of ESOP shares	$—	$104	$—	$209	$—	$—	$313
Issuance of restricted stock awards	1	77	—	—	—	—	78
Stock-based compensation expense	—	616	—	—	—	—	616
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	—	(6,297)	(6,297)
Common stock repurchase	(4)	(5,705)					(5,709)
Net income	—	—	—	—	7,134	—	7,134
Ending balance December 31, 2022	$66	$63,130	$—	$(4,795)	$65,357	$(6,655)	$117,103
(1) Amounts related to periods prior to the date of Conversion (January 20, 2021) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (0.90686).

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$7,134	$7,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and (accretion) amortization	338	674
Stock-based compensation expense	694	410
Deferred income tax expense (benefit)	280	(227)
Provision for loan losses	704	1,075
ESOP expense	313	269
Net loss (gain) on sale and writedown of other real estate owned	105	(127)
Increase in cash surrender value of bank owned life insurance	(347)	(366)
Loss on writedown of premises and equipment	—	1,176
Change in:
Accrued interest receivable and other assets	(716)	2,757
Accrued interest payable and other liabilities	(936)	(1,363)
Net cash provided by operating activities	7,569	11,851
Cash flows from investing activities:
Purchases of investment securities held-to-maturity	(26,525)	—
Purchases of investment securities available-for-sale	(10,143)	(29,381)
Purchases of premises and equipment	(1,394)	(830)
Proceeds from paydowns of investment securities available-for-sale	3,905	3,958
Proceeds from maturity of investment securities held-to-maturity	2	—
Purchases of other investments	(1,563)	(1,413)
Proceeds from sales of other investments	2,957	533
Proceeds from bank owned life insurance death claim	—	300
Net change in loans	(61,493)	15,791
Proceeds from sales of other real estate owned	532	1,419
Net cash used in investing activities	(93,722)	(9,623)
Cash flows from financing activities:
Net change in deposits	44,385	(25,340)
Stock repurchase	(5,709)	—
Proceeds from FHLB advances	105,000	35,000
Repayment of FHLB advances	(143,000)	(5,000)
Proceeds from federal funds purchased	25	—
Repayment of PPPLF borrowings	—	(100,813)
Repayment of holding company loan	—	(5,000)
Proceeds from stock offering	—	37,108
Stock offering expenses	—	(1,699)
Funding of ESOP	—	(2,961)
Net cash provided by (used in) financing activities	701	(68,705)
Net change in cash and cash equivalents	(85,452)	(66,477)
Cash and cash equivalents at beginning of period	111,776	178,253
Cash and cash equivalents at end of period	$26,324	$111,776
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,149	$2,516
Cash paid for interest	3,096	3,385
Lease liability arising from obtaining right-of-use asset	3,031	—
Bank property transferred to other real estate owned	—	3,538
Change in unrealized loss on investment securities available-for-sale, net of tax	(6,297)	(517)

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

(1)
Summary of Significant Accounting Policies

Nature of Operations

Affinity Bancshares, Inc. (the “Company”) is a savings and loan holding company headquartered in Covington, Georgia. The Company has one operating subsidiary, Affinity Bank (the “Bank”, and formerly named “Newton Federal Bank”), a federally chartered savings bank, conducting banking activities in Newton County, Georgia and surrounding counties and in Cobb and Fulton County, Georgia and surrounding counties, and originating dental practice loans and indirect automobile loans throughout the Southeastern United States. The Bank offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, mortgage, commercial and consumer loans, including indirect automobile loans, money transfers and a variety of other banking services.

The Company was incorporated in September 2020 to be the successor corporation to Community First Bancshares, Inc., a federal corporation, upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Community First Bancshares, MHC, the top tier mutual holding company of Community First Bancshares, Inc. Community First Bancshares, Inc. was the former mid-tier holding company for the Bank. Prior to completion of the Conversion, approximately 54% of the shares of common stock of Community First Bancshares, Inc. were owned by Community First Bancshares, MHC. In conjunction with the Conversion, Community First Bancshares, Inc. was merged into Affinity Bancshares, Inc. (and ceased to exist) and Affinity Bancshares, Inc. became its successor holding company for Newton Federal Bank.

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

Basic and diluted earnings per share for 2022 was $1.07 and $1.06, respectively. The net earnings for this period was $7,134,000 and the weighted average common shares outstanding were 6,669,389 for basic and 6,761,771 for diluted. Basic and diluted earnings per share for the year ended December 31, 2021 was $1.10 and $1.09, respectively. The net earnings for this period was $7,573,000 and the weighted average common shares outstanding were 6,911,576 for basic and 6,969,402 for diluted.

Adopted Accounting Pronouncements

The Company recently adopted the following Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB). In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 provides certain targeted improvements to align lessor accounting with the lessee accounting model. It requires lessees to recognize the assets and liabilities on their balance

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases. Adoption of the leasing standard resulted in the recognition of an operating right-of-use asset and operating lease liability of approximately $2.7 million as of January 1, 2022. The prior year was not restated and continues to be presented under the previous accounting standards. Disclosures about the Company’s leasing activities are presented in Note 5: Leases.

New Accounting Pronouncements

Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), is intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Additionally, the amendments of ASU 2016-13 require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The Company selected a third-party vendor to provide allowance for loan loss software as well as advisory services in developing a new methodology that would be compliant with ASU 2016-13. The Company adopted this ASU on January 1, 2023, and recorded a one time entry to retained earnings of $437,000, net of tax, primarily related to credit losses for unfunded commitments.

In March 2020, the FASB issued ASU No. 2020-04, Reference Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The updated guidance was originally effective for all entities from March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06 which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company has been diligent in responding to reference rate reform and does not anticipate a significant impact to its financial statements as a result.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU provides guidance on eliminating the requirement for classification of and disclosures around troubled debt restructurings. The purpose of this guidance is to eliminate unnecessary and overly-complex disclosures of loans that are already incorporated into the allowance for credit losses and related disclosures. This ASU further requires the disclosure of current-period gross charge-offs by year of origination. The updated guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for all entities which have implemented ASU 2016-13. The Company has historically had very few credit relationships classified as troubled debt restructurings, and as such does not anticipate that the elimination of accounting for and disclosure of these types of credit relationships will have a significant impact to its financial statements upon implementation of ASU 2016-13 beginning with the first quarter of 2023.

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Consumer installment: Consumer and other loans may take the form of automobile loans, installment loans, demand loans, or single payment loans and are extended to individuals for household, family, and other personal expenditures. At the time of origination, the Company evaluates the borrower's repayment ability through a review of debt to income and credit scores.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the probability of collection of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. Management uses an external independent loan reviewer to challenge and corroborate its loan grading and to provide additional analysis in determining the adequacy of the allowance for loan losses and necessary provisions to the allowance.

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

earnings as incurred, whereas significant renewals and improvements are capitalized. The range of estimated useful lives for premises and equipment are as follows:

Equipment and furniture	3 - 10 years
Buildings	40 years
Automobile	5 years

Leases

The lease liability is initially and subsequently recognized based on the present value of its future lease payments. Variable payments are included in the future lease payments when those variable payments depend on an index or a rate. Increases (decreases) to variable lease payments due to subsequent changes in an index or rate are recorded as variable lease expense (income) in the future period in which they are incurred.

The discount rate used is the implicit rate in the lease contract, if it is readily determinable, or the Company’s incremental borrowing rate. The implicit rates of our leases are not readily determinable and accordingly, the Company uses the incremental borrowing rate based on the information available at the commencement date for all leases. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and in a similar economic environment.

The ROU asset for operating leases is subsequently measured throughout the lease term at the amount of the remeasured lease liability (i.e., present value of the remaining lease payments), plus unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received, and any impairment recognized. For operating leases with lease payments that fluctuate over the lease term, the total lease costs are recognized on a straight-line basis over the lease term.

For all underlying classes of assets, the Company has elected to not recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Leases containing termination clauses in which either party may terminate the lease without cause and the notice period is less than 12 months are deemed short-term leases with

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

lease costs included in short-term lease expense. The Company recognizes short-term lease cost on a straight-line basis over the lease term.

Bank Owned Life Insurance

The Bank has purchased life insurance policies on certain key executives and members of management. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.

Intangible Assets

Intangible assets attributable to the value of core deposits are stated at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the estimated lives of the assets. The excess of purchase price over fair value of net assets acquired (goodwill) is not amortized.

The Company evaluates whether goodwill and other intangible assets may be impaired at least annually and whenever events or changes in circumstances indicate it is more likely than not the fair value of the reporting unit or asset is less than its carrying amount.

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

Stock Compensation Plans

Stock compensation awards are measured at the grant date based on the fair value of the awards and are recognized as compensation expense over the service period, which is also the vesting period.

Other Comprehensive Income

Other comprehensive income is shown on the consolidated statements of comprehensive income. Accumulated other

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

comprehensive loss consists of unrealized loss on securities available-for-sale, net of tax, and is shown on the consolidated statements of changes in stockholders’ equity.

Revenue Recognition

The core revenue recognition principle requires the Company to recognize revenue to depict the transfer of services or products to customers in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those services or products recognized as performance obligations are satisfied. The guidance includes a five-step model to apply to revenue recognition, consisting of the following: (1) identify the contract with a customer; (2) identify the performance obligation(s) within the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) within the contract; and (5) recognize revenue when (or as) the performance obligation(s) are/is satisfied.

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

Reclassification

Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis and had no effect on stockholders’ equity or net income.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

(2) Investment Securities

Investment securities available-for-sale at December 31, 2022 and 2021 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
December 31, 2022	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$6,084	$—	$(776)	$5,308
Municipal securities - tax exempt	533	—	(96)	437
Municipal securities - taxable	2,529	—	(485)	2,044
U. S. Government sponsored enterprises	11,837	—	(3,499)	8,338
Government agency mortgage-backed securities	20,555	—	(3,053)	17,502
Corporate securities	13,571	5	(1,005)	12,571
Total	$55,109	$5	$(8,914)	$46,200
December 31, 2021
U.S. Treasury securities	$5,068	$5	$(23)	$5,050
Municipal securities - tax exempt	540	—	(4)	536
Municipal securities - taxable	796	—	(6)	790
U. S. Government sponsored enterprises	11,837	—	(295)	11,542
Government agency mortgage-backed securities	21,371	200	(232)	21,339
Corporate securities	9,425	20	(145)	9,300
Total	$49,037	$225	$(705)	$48,557

Investment securities held -to-maturity at December 31, 2022 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
December 31, 2022	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$998	$—	$—	$998
Government agency mortgage-backed securities	837	—	(13)	824
Corporate securities	24,692	4	(267)	24,429
Total	$26,527	$4	$(280)	$26,251

There were no held-to-maturity securities at December 31, 2021.

There were 31 securities in an unrealized loss position totaling $808,000 as of December 31, 2022 for less than 12 months. There were 36 securities in an unrealized loss position totaling $8.1 million greater than 12 months as of December 31, 2022. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly. Five of the securities are U.S. Treasury bonds that are direct obligations of the U.S. Government. Four of the securities are U.S. agency bonds that have the implied backing of the U.S. government. Thirty-seven securities are mortgage-backed securities of U.S. Government sponsored agencies that have the implied backing of the U.S. Government and two securities are mortgage-backed securities of a U.S. government agency. Four securities are municipal securities for which a credit analysis is performed annually and no credit problems have been identified. Fifteen are trust preferred securities or subordinated debentures of banks where the Bank performs a credit review quarterly and such reviews have raised no concerns. The Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis which may be at maturity.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

There were nine held-to-maturity securities in an unrealized loss position totaling $280,000 as of December 31, 2022 for less than 12 months. There were no held-to-maturity securities in an unrealized loss position greater than 12 months as of December 31, 2022. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly. One security is a mortgage-backed security of a U.S. Government sponsored agency that has the implied backing of the U.S. Government. Eight are subordinated debentures of banks where the Bank performs a credit review quarterly and such reviews have raised no concerns. The Company intends to hold these securities to maturity at which time recovery of their amortized cost basis is expected to be received.

The amortized cost and estimated fair value of investment securities available-for-sale and held to maturity at December 31, 2022, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$977	$977	$—	$—
Greater than 1 to 5 years	3,055	3,027	14,899	14,739
Greater than 5 to 10 years	18,424	16,096	10,791	10,688
Greater than 10 years	12,098	8,598	—	—
	34,554	28,698	25,690	25,427
Government agency mortgage-backed securities	20,555	17,502	837	824
Total	$55,109	$46,200	$26,527	$26,251

There were no sales of investment securities available-for-sale in 2022 or 2021.

Available-for-sale securities with a carrying value of approximately $4.7 million and $2.8 million were pledged to secure public deposits at December 31, 2022 and 2021, respectively.

(3) Loans and Allowance for Loan Losses

Major classifications of loans, by collateral code, at December 31, 2022 and 2021 are summarized as follows: (in thousands)

	December 31, 2022	December 31, 2021
Commercial (secured by real estate - owner occupied)	$162,989	$158,662
Commercial (secured by real estate - non-owner occupied)	135,720	104,042
Commercial and industrial (*)	147,775	170,718
Construction, land and acquisition & development	37,158	16,317
Residential mortgage 1-4 family	51,324	63,065
Consumer installment	111,268	71,580
Total	646,234	584,384
Less allowance for loan losses	(9,325)	(8,559)
Total loans, net	$636,909	$575,825

* Includes $5,000 and $17.9 million in PPP loans as of December 31, 2022 and 2021

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in the Atlanta, Georgia Metropolitan Statistical Area. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market. The Bank has a specialized expertise in lending to dentists and dental practices, with dental practice loans totaling $185.1 million, or 28.6%, and $179.8 million, or 30.6% of our loan portfolio, as of December 31, 2022 and 2021, respectively. The majority of these loans are commercial and industrial credits for practice acquisitions and equipment financing with the remainder being owner-occupied real estate.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2022 and 2021: (in thousands)

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2022	Commercial (Secured by Real Estate - Owner Occupied)	Commercial (Secured by Real Estate - Non-Owner Occupied)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,701	$1,980	$2,242	$162	$502	$969	$3	$8,559
Provision	(421)	99	55	325	(196)	801	41	704
Charge-offs	—	—	(26)	—	—	(123)	—	(149)
Recoveries	123	—	21	—	39	28	—	211
Ending balance	$2,403	$2,079	$2,292	$487	$345	$1,675	$44	$9,325
Ending allowance attributable to loans:
Individually evaluated for impairment	$85	$1	$—	$—	$4	$—	$—	$90
Collectively evaluated for impairment	2,318	2,078	2,292	487	341	1,675	44	9,235
Total ending allowance	$2,403	$2,079	2,292	$487	$345	$1,675	$44	$9,325
Loans:
Individually evaluated for impairment	$85	$3,265	$—	$—	$2,399	$—	$—	$5,749
Collectively evaluated for impairment	162,904	132,455	147,775	37,158	48,925	111,268	—	640,485
Total loans	$162,989	$135,720	$147,775	$37,158	$51,324	$111,268	$—	$646,234

December 31, 2021
Allowance for loan losses:
Beginning balance	$1,913	$1,171	$1,320	$224	$970	$719	$44	$6,361
Provision	(519)	809	1,119	(62)	(541)	310	(41)	1,075
Charge-offs	—	—	(234)	—	—	(76)	—	(310)
Recoveries	1,307	—	37	—	73	16	—	1,433
Ending balance	$2,701	$1,980	$2,242	$162	$502	$969	$3	$8,559
Ending allowance attributable to loans:
Individually evaluated for impairment	$—	$1	$1	$—	$5	$—	$—	$7

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Collectively evaluated for impairment	2,701	1,979	2,241	162	497	969	3	8,552
Total ending allowance	$2,701	$1,980	$2,242	$162	$502	$969	$3	$8,559
Loans:
Individually evaluated for impairment	$95	$3,387	$753	$—	$2,992	$1	$—	$7,228
Collectively evaluated for impairment	158,567	100,655	169,965	16,317	60,073	71,579	—	577,156
Total loans	$158,662	$104,042	$170,718	$16,317	$63,065	$71,580	$—	$584,384

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Impaired loans at December 31, 2022 and 2021 were as follows: (in thousands)

December 31, 2022	Recorded Investment	Unpaid Principal Balance	Allocated Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied)	3,089	3,089	—	3,145	—
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	1,526	1,526	—	1,596	5
Consumer installment	—	—	—	—	—
	4,615	4,615	—	4,741	5
With an allowance recorded:
Commercial (secured by real estate - owner occupied)	85	85	85	90	4
Commercial (secured by real estate - non-owner occupied)	176	176	1	182	8
Commercial and industrial	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	873	873	4	907	22
Consumer installment	—	—	—	—	—
	1,134	1,134	90	1,179	34
Total impaired loans	$5,749	$5,749	$90	$5,920	$39

December 31, 2021
With no related allowance recorded:
Commercial (secured by real estate - owner occupied)	$95	$95	$—	$100	$6
Commercial (secured by real estate - non-owner occupied)	3,199	3,199	—	3,177	45
Commercial and industrial	388	421	—	458	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	2,052	2,052	—	2,110	31
Consumer installment	1	1	—	3	—
	5,735	5,768	—	5,848	82
With an allowance recorded:
Commercial (secured by real estate - owner occupied)	—	—	—	—	—
Commercial (secured by real estate - non-owner occupied)	188	189	1	192	12
Commercial and industrial	365	365	1	379	—
Construction, land and acquisition & development	—	—	—	—	—
Residential mortgage	940	941	5	960	60
Consumer installment	—	—	—	—	—
	1,493	1,495	7	1,531	72
Total impaired loans	$7,228	$7,263	$7	$7,379	$154

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of December 31, 2022 and 2021 by class of loans: (in thousands)

December 31, 2022	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due		Total Accruing Loans Past Due	Nonaccrual	Current	Total
Commercial (secured by real estate - owner occupied)	$—	$—		$—	$—	$85	$162,904	$162,989
Commercial (secured by real estate - non-owner occupied)	—	—		—	—	3,312	132,408	135,720
Commercial and industrial	—	—		—	—	3	147,772	147,775
Construction, land and acquisition & development	85	—		—	85	—	37,073	37,158
Residential mortgage	2,341	533		249	3,123	3,185	45,016	51,324
Consumer installment	571	59		—	630	135	110,503	111,268
Total	$2,997	$592		$249	$3,838	$6,720	$635,676	$646,234

December 31, 2021
Commercial (secured by real estate - owner occupied)	$—	$—		$—	$—	$—	$158,662	$158,662
Commercial (secured by real estate - non-owner occupied)	—	—		—	—	3,200	100,842	104,042
Commercial and industrial	338	—		—	338	813	169,567	170,718
Construction, land and acquisition & development	—	—		—	—	—	16,317	16,317
Residential mortgage	3,547	1,148		—	4,695	2,873	55,497	63,065
Consumer installment	271	25		—	296	125	71,159	71,580
Total	$4,156	$1,173	$		$5,329	$7,011	$572,044	$584,384

There was one residential mortgage loan with a balance of $249,000 that was past due over 90 days and still accruing interest as of December 31, 2022. This loan subsequently paid off in January 2023. There were no loans past due over 90 days and still accruing interest as of December 31, 2021.

The table below presents information on troubled debt restructurings including the number of loan contracts restructured and the pre- and post-modification recorded investment that have occurred during the years ended December 31, 2022 and 2021. Also included in the table are the number of contracts and the recorded investment for those trouble debt restructurings that have subsequently defaulted during the years ended December 31, 2022 and 2021: (in thousands)

		Pre- Modification Outstanding	Post- Modification Outstanding	Troubled Debt Restructurings that have Subsequently Defaulted
December 31, 2022	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment
Residential mortgage	—	$—	$—	$—	$—

December 31, 2021
Residential mortgage	1	$71	$71	$—	$—

The Bank allocated an allowance for loan losses of approximately $90,000 and $6,000 to customers whose loan terms had been modified in troubled debt restructurings as of December 31, 2022 and 2021.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of December 31, 2022 and 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands)

December 31, 2022	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate - owner occupied)	$162,541	$362	$86	$—	$162,989
Commercial (secured by real estate - non-owner occupied)	130,115	2,293	3,312	—	135,720
Commercial and industrial	147,772	—	3	—	147,775
Construction, land and acquisition & development	37,158	—	—	—	37,158
Residential mortgage	48,193	—	3,131	—	51,324
Consumer installment	111,049	84	135	—	111,268
Total	$636,828	$2,739	$6,667	$—	$646,234

December 31, 2021	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate - owner occupied)	$158,272	$390	$—	$—	$158,662
Commercial (secured by real estate - non-owner occupied)	98,269	2,352	3,421	—	104,042
Commercial and industrial	169,866	—	852	—	170,718
Construction, land and acquisition & development	16,005	312	—	—	16,317
Residential mortgage	59,080	—	3,985	—	63,065
Consumer installment	71,440	—	140	—	71,580
Total	$572,932	$3,054	$8,398	$—	$584,384

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

(4) Premises and Equipment

Premises and equipment at year ended December 31, 2022 and 2021 are summarized as follows: (in thousands)

	December	December
	31, 2022	31, 2021
Land	$373	$373
Buildings	4,336	4,280
Leasehold improvements	912	535
Equipment and furniture	3,663	2,755
Construction in process	286	291
Automobile	66	66
	9,636	8,300
Less: Accumulated depreciation	5,379	4,517
	$4,257	$3,783

Depreciation expense was approximately $905,000 and $950,000 for the years ended December 31, 2022 and 2021, respectively.

(5) Intangible Assets

The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $574,000 at December 31, 2022. The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $383,000 at December 31, 2021. Aggregate amortization expense for the years ended was $191,000 during 2022 and 2021.

The following table shows the estimated future amortization of the core deposit premium intangible asset for the next five years (in thousands). The projections of amortization expense are based on existing asset balances as of December 31, 2022.

Years ending December 31,
2023	$191
2024	191
2025	191
2026	191
2027	191
Thereafter	384
Total	$1,339

Goodwill acquired through acquisition was $17.2 million at December 31, 2022 and 2021. The Company tested for impairment during the year and determined there was no impairment of goodwill during 2022 and 2021. No impairment loss was recognized during 2022 and 2021.

(6) Leases

Substantially all of the leases in which the Company is the lessee are comprised of real estate for branches and office space with terms extending through 2027. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheet. With the adoption of Topic 842, operating lease arrangements are required to be

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability. The following table represents the consolidated balance sheet classification of the Company’s ROU assets and liabilities.

	Classification	December 31, 2022
Assets
Operating lease right-of-use assets	Other assets	$2,216
Liabilities
Operating lease liabilities	Other liabilities	2,697

The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet.

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2022, the rate for the remaining lease term as of January 1, 2022 was used.

For the year ended December 31, 2022, operating lease cost was $531,000. As of December 31, 2022, the weighted average remaining lease term was 4.54 years and the weighted average discount rate was 1.88%. The following table represents the future maturities of the Company’s operating lease liabilities and other lease information.

(dollars in thousands)
Years ending December 31,	Lease Liability
2023	$586
2024	610
2025	627
2026	645
2027	351
Total lease payments	2,819
Less: interest	122
Present value of lease liabilities	$2,697

Supplemental Lease Information:	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:	(dollars in thousands)
Operating cash flows from operating leases (cash payments)	$427
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	285

The Company’s leasing information for the year ended December 31, 2021, is presented under FASB ASC 840, Leases.

Total rent expense for leased property approximated $663,000 for the year ended December 31, 2021.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

(7) Deposits

At December 31, 2022, contractual maturities of certificate of deposits are summarized as follows: (in thousands).

Years ending December 31,
2023	$43,763
2024	19,239
2025	47,363
2026	4,912
2027	5,987
Thereafter	4,725
Total	$125,989

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $26.4 million and $22.6 million at December 31, 2022 and 2021, respectively. Due to the FDIC insurance coverage rules and limits for a depositor's specific group of deposit accounts, it is important to note not all deposits in excess of $250,000 are uninsured.

Brokered CDs total $34.9 million at December 31, 2022 and had a weighted average rate of 4.50% and a weighted average maturity of 34 months. There were no brokered CDs at December 31, 2021.

(8) Borrowings

At December 31, 2022 and 2021, the Bank had a line of credit totaling $81.8 million and $44.7 million, respectively, from the FHLB, which is reviewed annually by the FHLB. The following advance was outstanding at December 31, 2022: $10.0 million fixed rate advance, borrowed December 30, 2022, maturing January 30, 2023 at a rate of 4.23%.

At December 31, 2021 there were six advances outstanding: $8.0 million convertible rate advance with a call feature on May 23, 2022, borrowed May 23, 2019, maturing May 23, 2029 at a rate of 2.40%; $5.0 million convertible rate advance with a call feature on November 29, 2022, borrowed November 29, 2019, maturing October 25, 2029 at a rate of 2.66%; $5.0 million convertible rate advance with a call feature on March 17, 2022, borrowed December 16, 2019, maturing December 17, 2029 at a rate of 2.37%; $10.0 million fixed rate advance, borrowed January 21, 2021, maturing January 21, 2026 at a rate of 0.68%; $10.0 million fixed rate advance, borrowed March 8, 2021, maturing March 8, 2024 at a rate of 0.54%; and $10.0 million fixed rate advance, borrowed May 2, 2021, maturing May 2, 2025 at a rate of 0.76%. These advances had a fair value adjustment of $1.0 million. All of these advances were repaid in January 2022, and we were able to accrete to income the remaining $1.0 million fair value adjustment associated with these acquired advances. The Bank also paid $647,000 in prepayment penalties on these borrowings.

At December 31, 2022 and 2021, the FHLB advances were collateralized by certain loans which totaled approximately $384.4 million and $343.6 million at December 31, 2022 and 2021, respectively, and by the Company’s investment in FHLB stock which totaled approximately $832,000 and $2.2 million at December 31, 2022 and 2021, respectively.

The Company had one FHLB letter of credit of $12.5 million and $8.0 million, used to collateralize public deposits, outstanding at December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021 the Bank had unsecured federal funds lines of credit of $32.5 million, for which $25,000 was outstanding. The Bank also has a line of $75.0 million and $62.0 million with the Federal Reserve Bank of Atlanta Discount Window secured by $111.6 million and $115.2 million in loans as of December 31, 2022 and 2021, respectively. No amount was outstanding on the Discount Window as of December 31, 2022 or 2021.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

(9) Income Taxes

The components of income tax expense for the years ended December 31, 2022 and 2021 are as follows: (in thousands)

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Current	$1,913	$2,565
Deferred expense (benefit)	280	(227)
	$2,193	$2,338

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Statutory Federal tax rate	21%	21%
Pretax income at statutory rate	$1,959	$2,082
State income tax, net of federal benefit	257	265
Cash surrender value of life insurance	(73)	(117)
Permanent adjustments	13	41
Other	37	67
Actual tax expense 23.6% and 24.0%, respectively	$2,193	$2,338

The following summarizes the sources and expected tax consequences of future deductions or income for income tax purposes which comprised the net deferred taxes at December 31, 2022 and 2021: (in thousands)

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Deferred income tax assets:
Allowance for loan losses	$2,382	$2,195
Deferred compensation	682	775
Net operating losses	1,686	1,849
Unrealized loss on investment securities available-for-sale	2,254	122
Fair value adjustments	180	522
Right-of -use liability	689	—
Other	205	182
Total deferred income tax assets	8,078	5,645
Deferred income tax liabilities:
Core deposit intangible	342	391
Premises and equipment	492	498
Right-of -use asset	649	—
Other	110	123
Total deferred income tax liabilities	1,593	1,012
Net deferred income tax asset	$6,485	$4,633

The Company establishes a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company believes that it will have sufficient earnings to realize its deferred tax asset and has not provided an allowance.

The Company is subject to federal income tax and income tax of state taxing authorities. The Company's federal and state income tax returns for the years ended December 31, 2021, 2020 and 2019 are open to audit under the statutes of limitations.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Prior to January 1, 1996, the Bank was permitted under the Internal Revenue Code (the “Code”) a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The provisions of the Code permitted the Bank to deduct from taxable income an allowance for bad debts based on the greater of a percentage of taxable income before such deduction or actual loss experience. Retained earnings at December 31, 2022 includes approximately $3.6 million for which no deferred Federal income tax liability has been recognized. The amounts represent an allocation of income for bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

In 1996, legislation was passed which eliminated the percentage of taxable income bad debt deduction for thrift institutions for tax years beginning after December 31, 1995. This legislation also requires a thrift to generally recapture the excess of its current tax reserves over its 1987 base year reserves whereas the base year reserves are frozen from taxation. No additional financial statement tax expense resulted from this legislation as the Bank had previously provided deferred taxes on this recaptured amount.

(10) Employee Stock Ownership Plan

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

In 2017, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. In January 2021, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing additional shares of the Company’s common stock. A total of 225,721 shares were purchased with the loan proceeds as part of the Company’s stock offering. The balance of the note payable of the ESOP was $5.3 million and $5.4 million at December 31, 2022 and 2021, respectively. Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders’ equity. As of December 31, 2022 and 2021, 80,000 shares and 59,000 shares have been released, respectively.

(11) Benefit Plans

The Company has a profit sharing plan to provide retirement benefits for all employees. Contributions have been paid in the past to a trust fund annually by the Company in an amount determined by the Board of Directors. No contributions were made to the plan for the plan years ended December 31, 2022 and 2021 as the Board of Directors adopted an incentive program and paid cash bonuses rather than having contributions made to the profit sharing plan.

In 2014, the Company added a 401(k) feature to the profit sharing plan that covers substantially all employees. Under the terms of the feature, the Company may make matching contributions to the plan and the employees can contribute up to the maximum amounts allowed by IRS guidelines. The contribution expense related to the 401(k) feature totaled $183,000 and $161,000 for the plan years ended December 31, 2022 and 2021, respectively.

The Company sponsors a deferred compensation plan for directors. Under this plan, participating directors may defer their Board fees and receive the deferred amounts plus interest upon completion of their time as a director or at their election. The cumulative deferred contributions for the directors in the plan and earnings thereon at December 31, 2022 and 2021 totaled approximately $2.0 million and $2.4 million, respectively. These amounts are included in other liabilities in the accompanying consolidated balance sheets. No contributions have been made to the plan since 2015 as the plan was frozen as of June 30, 2015.

The Company has a supplemental executive retirement plan (SERP) for one of its executives. This normal retirement benefit consists of a monthly benefit payment equal to the amount that is paid from the annuity contract designated under the SERP. The normal retirement benefit will commence on the first day of the second month following the date of the executive’s

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

separation from service, payable monthly and continuing for the executive’s lifetime. The monthly benefit equals $8,333. If the executive dies after benefit payments have commenced but before receiving a total of 180 monthly payments, the Company shall pay to the executive’s beneficiary the greater of (i) the account balance or (ii) the present value of the remaining payments to satisfy a total of 180 monthly payments. Such death benefit shall be payable in a lump sum no later than 60 days from the date of death. If the executive dies after receiving 180 or more benefit payments, the SERP will terminate and no additional payments will be made. The accrued liability for the plan at December 31, 2022 and 2021 was approximately $480,000 and $459,000, respectively and is recorded in other liabilities. The related expense for the plan was approximately $21,000 and $20,000 in 2022 and 2021, respectively. The earnings from the increase in the value of the annuity for the years ending December 31, 2022 and 2021 was approximately $0 and $4,000, respectively, net of related expenses. The carrying value of the annuity was approximately $956,000 for the years ended December 31, 2022 and 2021 and is recorded in other assets.

(12) Stock-Based Compensation Plans

The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors. In 2018, with subsequent shareholder approval, the 2018 Equity Incentive Plan was approved up to 133,987 share of common stock and up to 334,970 stock options. Amounts related to periods prior to the date of the Conversion (January 20, 2021) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (0.90686-to-one).

In May 2022, shareholders approved the Company's 2022 Equity Incentive Plan, which authorizes the issuance of up to 148,060 shares of common stock pursuant to restricted stock grants and up to 370,150 shares of common stock pursuant to the exercise of options.

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants during 2022 were as follows: dividend yield of 0%, expected volatility of 32.12%, risk-free interest rate of 2.84%, expected average life of 7.32, and weighted average per share fair value of options of $6.04. The weighted average assumptions used during 2021 were as follows: dividend yield of 0%, expected volatility of 36.62%, risk-free interest rate of 1.04%, expected average life of 7.50, and weighted average per share fair value of options of $5.34.

Stock options of 221,500 shares with a weighted average exercise price of $14.86 were granted during the year ended December 31, 2022. Restricted stock of 114,000 shares at a weighted average grant date fair value of $14.85 were also granted during the year ended December 31, 2022.

A summary of the Company's stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2020	321,516	$9.77	8.60	$203
Granted	13,454	13.09
Exercise of stock options	—	—
Forfeited	—	—
Outstanding - December 31, 2021	334,970	$9.90	7.80	$676
Exercisable - December 31, 2021	102,489	$10.28	7.57	$274
Granted	221,500	$14.86
Exercise of stock options *	(20,097)	11.14
Forfeited	(51,854)	11.64
Outstanding - December 31, 2022	484,519	$12.28	8.45	$1,522
Exercisable - December 31, 2022	149,372	$10.00	6.70	$741

* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. All 2022 exercises of stock options were exercised in this manner.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. A summary of the Company's restricted stock activity is summarized below.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding

Outstanding - December 31, 2020	$8.63	120,123
Vested	—	(26,787)
Outstanding - December 31, 2021	$8.63	93,336
Granted	$14.85	114,000
Vested*	8.90	(26,787)
Forfeited	11.14	(11,045)
Outstanding - December 31, 2022	$11.97	169,504

* The terms of the restricted stock agreements permit the surrender of shares of the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 3,070 shares were surrendered during the year ended December 31, 2022.

The Company recognized approximately $742,000 and $410,000 of stock-based compensation expense (included in salary and employee benefits on the consolidated statements of income) during 2022 and 2021, respectively, associated with its common stock awards granted to directors and officers. This expense is net of approximately $48,000 and $34,000 during the years ended December 31, 2022 and 2021 for shares surrendered to satisfy applicable tax withholding requirements.

As of December 31, 2022, there was approximately $3.3 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately 2.93 years.

(13) Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I Capital to Risk-Weighted Assets and of Tier I Capital to Average Assets. Management believes, as of December 31, 2022 and 2021, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2022 and 2021, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier I risk-based and Tier I leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The Bank’s actual capital amounts and ratios for December 31, 2022 and 2021 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022:

Common Equity Tier 1 (to Risk Weighted Assets)	$87,397	11.86%	$33,170	4.50%	$47,913	6.50%
Total Capital (to Risk Weighted Assets)	96,612	13.11%	58,970	8.00%	73,712	10.00%
Tier I Capital (to Risk Weighted Assets)	87,397	11.86%	44,227	6.00%	58,970	8.00%
Tier I Capital (to Average Assets)	87,397	10.97%	31,865	4.00%	39,832	5.00%

As of December 31, 2021:
Common Equity Tier 1 (to Risk Weighted Assets)	$83,662	13.47%	$27,960	4.50%	$40,386	6.50%
Total Capital (to Risk Weighted Assets)	91,438	14.75%	49,706	8.00%	62,133	10.00%
Tier I Capital (to Risk Weighted Assets)	83,662	13.47%	37,280	6.00%	49,706	8.00%
Tier I Capital (to Average Assets)	83,662	10.77%	31,070	4.00%	38,837	5.00%

(14) Related Party Transactions

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

	For Year Ended December 31, 2022	For Year Ended December 31, 2021
Beginning balance	$327	$927
Change in directors	(257)	—
Loans advanced	434	3
Repayments	(88)	(603)
Ending balance	$416	$327

The aggregate amount of deposits from directors and executive officers and their affiliates amounted to approximately $6.1 million and $2.4 million at December 31, 2022 and 2021, respectively.

(15) Commitments

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

In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

	December 31, 2022	December 31, 2021
Financial instruments whose contract amounts represent credit risk: (in thousands)
Commitments to extend credit	$90,297	$69,826
Letters of credit	8	26

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

(16) Fair Value Measurements and Disclosures

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

FHLB Advances and Other Borrowings

Federal Home Loan Bank advances are carried at cost and the fair value is obtained from the Federal Home Loan Bank of Atlanta. Federal Funds Purchased are carried at cost and because they are overnight funds, the carrying value is a reasonable estimate of fair value.

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had a fair value of $46.2 million and $48.6 million at December 31, 2022 and 2021, respectively. They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2022 and 2021 (in thousands).

December 31, 2022	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$2,901	$2,901
Impaired loans	—	—	5,659	5,659
Total assets at fair value	$—	$—	$8,560	$8,560

December 31, 2021	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$3,538	$3,538
Impaired loans	—	—	7,221	7,221
Total assets at fair value	$—	$—	$10,759	$10,759

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at December 31, 2022 and 2021 are as follows:

	December 31, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$26,324	$26,324	$111,776	$111,776
Investment securities
available-for-sale	46,200	46,200	48,557	48,557
held-to-maturity	26,527	26,251	—	—
Other investments	1,082	1,082	2,476	2,476
Loans, net	636,909	611,687	575,825	581,541
Bank owned life insurance	15,724	15,724	15,377	15,377
Financial liabilities:
Deposits	657,172	653,577	612,796	603,039
FHLB advances and other borrowings	10,025	10,025	48,988	48,197

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

(17) Condensed Parent Company Only Financial Information

A condensed summary of Affinity Bancshares, Inc.’s financial information is shown.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Parent Only Condensed Balance Sheets

	December 31,	December 31,
	2022	2021

Assets
Cash in bank subsidiary	$10,233	$11,222
Investment in subsidiary, at underlying equity	100,314	103,188
Loan receivable - ESOP	5,292	5,446
Other assets	1,374	1,279
Total assets	$117,213	$121,135

Liabilities and Stockholders' Equity
Liabilities :
Other liabilities	$110	$167
Total liabilities	110	167

Stockholders' equity:
Total stockholders' equity	117,103	120,968
Total liabilities and stockholders' equity	$117,213	$121,135

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Parent Only Condensed Statements of Income

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021

Interest income:
Income on ESOP loan	$177	$177
Total interest income	177	177
Interest expense:
Interest expense on borrowings	—	10
Total interest expense	—	10
Net interest income	177	167
Noninterest expenses:
Other noninterest expense	555	537
Loss before income taxes	(378)	(370)
Income tax benefit	95	227
Loss before equity in undistributed earnings of Bank	(283)	(143)
Equity in undistributed earnings of Bank	7,417	7,716
Net income	$7,134	$7,573

Parent Only Condensed Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021

Cash flows from operating activities:
Net income	$7,134	$7,573
Adjustments to reconcile net income to net cash used in operating activities
Equity in undistributed earnings of Bank	(7,417)	(7,716)
Other	(328)	(311)
Net cash used in operating activities	(611)	(454)
Cash flows from investing activities:
Payments from ESOP loan	331	131
Capital injection into the Bank	—	(16,267)
Net cash provided by (used in) investing activities	331	(16,136)
Cash flows from financing activities:
Proceeds from stock offering	—	37,108
Stock offering expenses	—	(1,699)
Funding of ESOP	—	(2,961)
Stock Repurchase	(5,709)	—
Repay other borrowings	—	(5,000)
Dividend from Bank	5,000	—
Net cash (used in) provided by financing activities	(709)	27,448
Net change in cash and cash equivalents	(989)	10,858
Cash and cash equivalents at beginning of period	11,222	364
Cash and cash equivalents at end of period	$10,233	$11,222

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

(18) Subsequent Event

On March 12, 2023, in response to liquidity concerns in the United States banking system, the Federal Reserve and U.S. Department of Treasury, along with banking regulators, collaboratively approved certain actions with a stated intention to reduce stress across the financial system, support financial stability and minimize any impact on business, households, taxpayers, and the broader economy. Among other actions, the Federal Reserve Board created a new Bank Term Funding Program (BTFP) to make additional funding available to eligible depository institutions, to help assure institutions can meet the needs of their depositors. Eligible institutions may obtain liquidity against a wide range of collateral. BTFP advances can be requested through at least March 11, 2024. Through the date the financial statements were available to be issued, the Company has not requested funding through the BTFP. During first quarter 2023, to further enhance liquidity, the Company obtained brokered deposits totaling $85.6 million with an average life of three years and an average interest rate of 5.07%.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting As of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, As of December 31, 2022, the Company’s internal control over financial reporting is effective, based on those criteria.

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

There were no changes made in our internal controls during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Securities Authorized for Issuance under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2022 with respect to compensation plans (other than our Employee Stock Ownership Plan) under which Company equity securities are authorized for issuance. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders. Equity compensation plans approved by stockholders consist of the Affinity Bankshares, Inc. 2018 Equity Incentive Plan and Affinity Bankshares, Inc. 2022 Equity Incentive Plan.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	484,519	$12.28	230,227
Equity compensation plans not approved by security holders	0	N/A	0
Total	484,519	$12.28	230,227

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

10.3	[Intentionally omitted]

10.4	[Intentionally omitted]

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

10.7	[Intentionally omitted]

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
10.11

Form of Addendum to Non-Qualified Stock Option Award Agreement† (incorporated by reference to Exhibit 10.11 to the annual report on 10-K (File No. 001-39914) filed with the Securities and Exchange Commission on April 1, 2021)

10.12

Form of Addendum to Incentive Stock Option Award Agreement† (incorporated by reference to Exhibit 10.12 to the annual report on 10-K (File No. 001-39914) filed with the Securities and Exchange Commission on April 1, 2021)

10.13

Form of Addendum to Restricted Stock Award Agreement† (incorporated by reference to Exhibit 10.13 to the annual report on 10-K (File No. 001-39914) filed with the Securities and Exchange Commission on April 1, 2021)

10.14

Amendment No. 1 to Community First Bancshares, Inc. 2018 Equity Incentive Plan†  (incorporated by reference to Exhibit 10.14 to the annual report on 10-K (File No. 001-39914) filed with the Securities and Exchange Commission on April 1, 2021)

10.15

Employment Agreement with Clark Nelson (incorporated by reference to Exhibit 10.15 to the annual report on 10-K (File No. 001-39914) filed with the Securities and Exchange Commission on March 18, 2022)

10.16

Employment Agreement with Elizabeth Glazka (incorporated by reference to Exhibit 10.16 to the annual report on 10-K (File No. 001-39914) filed with the Securities and Exchange Commission on March 18, 2022)

10.17

Employment Agreement, dated as of May 24, 2021, by and among Affinity Bancshares, Inc., Affinity Bank and Brandi Pajot (incorporated by reference to Exhibit 10.1 to the current report on 8-K (File No. 001-39914) filed with the Securities and Exchange Commission on August 3, 2022)

10.18

Amendment 1 to Employment Agreement, dated as of August 2, 2022, by and among Affinity Bancshares, Inc., Affinity Bank and Brandi Pajot (incorporated by reference to Exhibit 10.2 to the current report on 8-K (File No. 001-39914) filed with the Securities and Exchange Commission on August 3, 2022)

10.19

Affinity Bancshares, Inc. 2022 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the SEC on April 18, 2022 (File No. 001-39914))

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

101

The following materials from the Company’s Annual Report on Form 10-K, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

† Management contract or compensation plan or arrangement.

ITEM 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY BANCSHARES, INC.

Date: March 23, 2023	By:	/s/ Edward J. Cooney
Edward J. Cooney
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edward J. Cooney	Chief Executive Officer	March 23, 2023
Edward J. Cooney	and Director (Principal Executive
Officer)

/s/ Brandi Pajot	Senior Vice President and Chief	March 23, 2023
Brandi Pajot	Financial Officer
(Principal Financial and
Accounting Officer)

/s/ William D. Fortson, Jr.	Chairman of the Board	March 23, 2023
William D. Fortson, Jr.

/s/ Marshall L. Ginn	Director	March 23, 2023
Marshall L. Ginn

/s/ Bob W. Richardson	Director	March 23, 2023
Bob W. Richardson

/s/ Howard G. Roberts	Director	March 23, 2023
Howard G. Roberts

/s/ Mark J. Ross	Director	March 23, 2023
Mark J. Ross

/s/ Edward P. Stone	Director	March 23, 2023
Edward P. Stone

/s/ Robin S. Reich	Director	March 23, 2023
Robin S. Reich