Form 10-Q
period 2023-03-31
Affinity Bancshares, Inc.
filed 2023-05-12
CIK 1823406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023, 6,535,050 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

Affinity Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINITY BANCSHARES, INC.

Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
	(Dollars in thousands except per share amounts)
Assets
Cash and due from banks	$5,714	$2,928
Interest-earning deposits in other depository institutions	131,172	23,396
Cash and cash equivalents	136,886	26,324
Investment securities available-for-sale	51,154	46,200
Investment securities held-to-maturity (estimated fair value of $32,507, net of allowance for credit losses of $42 at March 31, 2023 and estimated fair value of $26,251 at December 31, 2022)	34,119	26,527
Other investments	2,996	1,082
Loans	661,426	646,234
Allowance for credit loss on loans	(9,234)	(9,325)
Net loans	652,192	636,909
Other real estate owned	2,901	2,901
Premises and equipment, net	4,156	4,257
Bank owned life insurance	15,811	15,724
Intangible assets	18,510	18,558
Other assets	13,577	12,801
Total assets	$932,302	$791,283
Liabilities and Stockholders' Equity
Liabilities:
Non-interest-bearing checking	$183,862	$190,297
Interest-bearing checking	97,537	91,167
Money market accounts	134,872	148,097
Savings accounts	92,382	101,622
Certificates of deposit	242,186	125,989
Total deposits	750,839	657,172
Federal Home Loan Bank advances and other borrowings	55,000	10,025
Accrued interest payable and other liabilities	8,153	6,983
Total liabilities	813,992	674,180
Stockholders' equity:
Common stock (par value $0.01 per share, 40,000,000 shares authorized; 6,566,137 issued and outstanding at March 31, 2023 and 6,605,384 issued and outstanding at December 31, 2022)	66	66
Preferred stock (10,000,000 shares authorized, no shares outstanding)	—	—
Additional paid in capital	62,549	63,130
Unearned ESOP shares	(4,743)	(4,795)
Retained earnings	66,619	65,357
Accumulated other comprehensive loss	(6,181)	(6,655)
Total stockholders' equity	118,310	117,103
Total liabilities and stockholders' equity	$932,302	$791,283

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands except per share amounts)
Interest income:
Loans, including fees	$8,291	$6,996
Investment securities	949	266
Interest-earning deposits	488	17
Total interest income	9,728	7,279
Interest expense:
Deposits	2,314	503
FHLB advances and other borrowings	516	(975)
Total interest expense	2,830	(472)
Net interest income before provision for credit losses	6,898	7,751
Provision for credit losses	7	250
Net interest income after provision for credit losses	6,891	7,501
Noninterest income:
Service charges on deposit accounts	391	392
Other	161	203
Total noninterest income	552	595
Noninterest expenses:
Salaries and employee benefits	3,004	3,008
Occupancy	644	582
Advertising	97	80
Data processing	493	494
FHLB prepayment penalties	—	647
Other	956	947
Total noninterest expenses	5,194	5,758
Income before income taxes	2,249	2,338
Income tax expense	527	547
Net income	$1,722	$1,791
Weighted average common shares outstanding
Basic	6,599,672	6,806,405
Diluted	6,681,680	6,908,665
Basic earnings per share	$0.26	$0.26
Diluted earnings per share	$0.26	$0.26

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net income	$1,722	$1,791

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities, net of taxes of $161 and $(896)	474	(2,653)

Total other comprehensive income (loss)	474	(2,653)

Total comprehensive income (loss)	$2,196	$(862)

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three Months Ended March 31, 2023 and 2022
					Accumulated
		Additional			Other
	Common	Paid In	Unearned	Retained	Comprehensive
	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)
Beginning balance December 31, 2021	$69	$68,038	$(5,004)	$58,223	$(358)	$120,968
ESOP loan payment and release of ESOP shares	—	29	52	—	—	81
Stock-based compensation expense	—	113	—	—	—	113
Change in unrealized loss on investment securities available- for-sale, net of tax	—	—	—	—	(2,653)	(2,653)
Common stock repurchase	(3)	(3,939)	—	—	—	(3,942)
Net income	—	—	—	1,791	—	1,791
Ending balance March 31, 2022	$66	$64,241	$(4,952)	$60,014	$(3,011)	$116,358

Ending balance December 31, 2022	$66	$63,130	$(4,795)	$65,357	$(6,655)	$117,103
ESOP loan payment and release of ESOP shares	—	26	52	—	—	78
Issuance of restricted stock awards	—	—	—	—	—	—
Stock-based compensation expense	—	260	—	—	—	260
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	474	474
Common stock repurchase	—	(867)				(867)
Adoption of new accounting pronouncement (see Note 1)	—	—	—	(460)	—	(460)
Net income	—	—	—	1,722	—	1,722
Ending balance March 31, 2023	$66	$62,549	$(4,743)	$66,619	$(6,181)	$118,310

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$1,722	$1,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and (accretion) amortization	183	(804)
Stock-based compensation expense	260	113
Provision for credit losses	7	250
ESOP expense	78	81
Increase in cash surrender value of bank owned life insurance	(87)	(85)
Change in:
Accrued interest receivable and other assets	(779)	70
Accrued interest payable and other liabilities	615	2,492
Net cash provided by operating activities	1,999	3,908
Cash flows from investing activities:
Purchases of investment securities held-to-maturity	(7,609)	—
Purchases of investment securities available-for-sale	(5,710)	(1,751)
Purchases of premises and equipment	(148)	(380)
Proceeds from paydowns of investment securities available-for-sale	1,379	799
Proceeds from maturity of investment securities held-to-maturity	15	—
Purchases of other investments	(2,339)	(378)
Proceeds from sales of other investments	425	1,832
Net change in loans	(15,226)	(17,215)
Net cash used in investing activities	(29,213)	(17,093)
Cash flows from financing activities:
Net change in deposits	93,668	13,249
Stock repurchase	(867)	(3,942)
Proceeds from FHLB advances	65,000	20,000
Repayment of FHLB advances	(20,000)	(58,000)
Repayment of federal funds purchased	(25)	—
Net cash provided by (used in) financing activities	137,776	(28,693)
Net change in cash and cash equivalents	110,562	(41,878)
Cash and cash equivalents at beginning of period	26,324	111,776
Cash and cash equivalents at end of period	$136,886	$69,898
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,372	$587
Change in unrealized loss on investment securities available-for-sale, net of tax	474	(2,653)

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(1) Nature of Operations

Affinity Bancshares, Inc. (the “Company”) is a savings and loan holding company headquartered in Covington, Georgia. The Company has one operating subsidiary, Affinity Bank (the “Bank”, and formerly named “Newton Federal Bank”), a federally chartered savings association, conducting banking activities primarily in Newton County, Georgia and surrounding counties and in Cobb and Fulton Counties, Georgia and surrounding counties, and originating dental practice loans and indirect automobile loans throughout the Southeastern United States. The Bank offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, mortgage, commercial and consumer loans, including indirect automobile loans, money transfers and a variety of other banking services. The Company was incorporated in 2020 to be the successor corporation to Community First Bancshares, Inc., a federal corporation, upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Community First Bancshares, MHC, the top tier mutual holding company of Community First Bancshares, Inc. Community First Bancshares, Inc. was the former mid-tier holding company for the Bank (formerly named Newton Federal Bank). Prior to completion of the Conversion, approximately 54% of the shares of common stock of Community First Bancshares, Inc. were owned by Community First Bancshares, MHC. In conjunction with the Conversion, Community First Bancshares, Inc. was merged into Affinity Bancshares, Inc. (and ceased to exist) and Affinity Bancshares, Inc. became its successor holding company for Newton Federal Bank.

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of March 31, 2023 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for a full year or for any other period.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for credit losses, the valuation of other real estate acquired in connection with foreclosure or in satisfaction of loans and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

Summary of Significant Accounting Policies – The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in the Company’s financial statements for the year ended December 31, 2022 included in the Company’s Form 10-K.

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands except per share data)

Net income	$1,722	$1,791
Weighted average common shares outstanding	6,599,672	6,806,405
Effect of dilutive common stock awards	82,008	102,260
Diluted weighted average common shares outstanding	6,681,680	6,908,665
Basic earnings per common share	$0.26	$0.26
Diluted earnings per common share	0.26	0.26

There were 292,454 and 13,454 anti-dilutive options for the three months ended March 31, 2023 and 2022.

Adoption of New Accounting Standards

On January 1, 2023, the Bank adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including held-to-maturity securities. It also applies to off-balance sheet credit exposures. In addition, ASC 326 made changes to the accounting for available-for-sale securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Bank adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Bank adopted this ASU on January 1, 2023, and recorded a one-time entry to retained earnings of $460,000, net of tax ($437,000 related to credit losses for unfunded commitments and $23,000 related to credit losses for securities held-to-maturity).

In January 2023, the Bank adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. Upon adoption of this guidance, the Bank no longer establishes a specific reserve for modifications to borrowers experiencing financial difficulty. Instead, these modifications are included in their respective cohort and a historical loss rate is applied to the current loan balance to arrive at the quantitative baseline portion of the Allowance. Adoption of this ASU did not have a material impact on the Bank’s consolidated financial statements; however, it resulted in new disclosures. See Note 3 for the new disclosures.

Allowance for Credit Losses ("ACL") - Loans

The CECL framework requires an estimate of expected credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. The following discussion provides a description of the methodology applied to calculate the ACL under CECL.

The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed. Accrued interest receivable is excluded from the estimate of credit losses.

Management determines the ACL balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit behaviors along with model judgments provide the basis for the estimation of expected credit losses. Adjustments to modeled loss estimates may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in economic conditions, property values, or other relevant factors. For the majority of loans and leases, the ACL is calculated using a discounted cash flow

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

methodology applied at a loan level with a one-year reasonable and supportable forecast period and a two-year straight-line reversion period.

The ACL-loans is measured on a collective basis when similar risk characteristics exist. The Bank has identified the following portfolio segments and calculates the ACL for each using a discounted cash flow methodology at the loan level, with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type:

Commercial (secured by real estate - owner occupied)- Loans in this category are susceptible to business failure and general economic conditions.

Commercial (secured by real estate - non-owner occupied) - Common risks for this loan category are declines in general economic conditions, declines in real estate value, declines in occupancy rates, and lack of suitable alternative use for the property.

Commercial & industrial - Risks to this loan category include the inability to monitor the condition of the collateral, which often consists of inventory, accounts receivable and other non-real estate assets. Equipment and inventory obsolescence can also pose a risk. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.
Construction, land, and acquisition and development - Risks common to construction loans are cost overruns, changes in market demand for property, inadequate long-term financing arrangements and declines in real estate values.

Residential mortgage - Residential mortgage loans are susceptible to weakening general economic conditions, increases in unemployment rates and declining real estate values.

Consumer installment - Risks common to consumer direct loans include unemployment and changes in local economic conditions as well as the inability to monitor collateral consisting of personal property.

When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

When the discounted cash flow method is used to determine the ACL, management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments. The ACL on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring.

Determining the Contractual Term: Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Bank.

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures

The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Bank. The allowance for credit losses on off-balance sheet credit exposures is adjusted through provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate is influenced by historical loss experience, adjusted for current risk characteristics, and economic forecasts.

Allowance for Credit Losses - Investment Securities Available-for-Sale

For available-for-sale securities in an unrealized loss position, the Bank first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

For available-for-sale securities that do not meet the aforementioned criteria, the Bank evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the securities by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected form the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in the comprehensive income. Accrued interest receivable on available-for-sale securities is excluded from the estimate of credit losses. The guidance under ASC Topic 326 had no impact on the Bank’s available-for-sale debt securities at January 1, or March 31, 2023.

Changes in the allowance for credit losses are recorded as provision of (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Allowance for Credit Losses - Investment Securities Held-to-Maturity

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses.

Management classifies the held-to-maturity portfolio into the following major security types: U.S. Treasuries, government agency mortgage-backed, and corporate securities. Both the U.S. Treasuries and the Government agency mortgage-backed securities held by the Bank are issues by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated my major rating agencies, and have a long history of no credit losses. The corporate securities are comprised of investments in corporate bonds whose issuers are primarily banks. At March 31, 2023, these securities are all rated as investment grade.

(2) Investment Securities

Investment securities available-for-sale at March 31, 2023 and December 31, 2022 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
March 31, 2023	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$6,100	$1	$(661)	$5,440
Municipal securities - tax exempt	531	—	(89)	442
Municipal securities - taxable	2,529	—	(415)	2,114
U. S. Government sponsored enterprises	11,837	—	(3,356)	8,481
Government agency mortgage-backed securities	20,154	—	(2,788)	17,366
Corporate securities	18,277	1	(967)	17,311
Total	$59,428	$2	$(8,276)	$51,154
December 31, 2022
U.S. Treasury securities	$6,084	$—	$(776)	$5,308
Municipal securities - tax exempt	533	—	(96)	437
Municipal securities - taxable	2,529	—	(485)	2,044
U. S. Government sponsored enterprises	11,837	—	(3,499)	8,338
Government agency mortgage-backed securities	20,555	—	(3,053)	17,502
Corporate securities	13,571	5	(1,005)	12,571
Total	$55,109	$5	$(8,914)	$46,200

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Investment securities held-to-maturity at March 31, 2023 and December 31, 2022 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized		Estimated
March 31, 2023	Cost	Gains	Losses	Fair Value	Allowance for Credit Losses
U.S. Treasury securities	$999	$4	$—	$1,003	$—
Government agency mortgage-backed securities	826	—	(29)	797	—
Corporate securities	32,336	32	(1,661)	30,707	(42)
Total	$34,161	$36	$(1,690)	$32,507	$(42)
December 31, 2022
U.S. Treasury securities	$998	$—	$—	$998	$—
Government agency mortgage-backed securities	837	—	(13)	824	—
Corporate securities	24,692	4	(267)	24,429	—
Total	$26,527	$4	$(280)	$26,251	$—

The Bank recorded $32,000 on January 1, 2023 upon adoption of ASC 326, and recorded an additional provision for credit losses for the quarter ended March 31, 2023 of $10,000 for held-to-matuity securities. The Bank also recorded a release of $3,000 for credit losses for unfunded commitments for a net $7,000 of provision for credit losses for the quarter ended March 31, 2023.

Investment securities available-for-sale in an unrealized loss position at March 31, 2023 and December 31, 2022 are as follows: (in thousands)

	Less Than 12 Months		12 Months or More		Total
March 31, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$4,456	$(661)	$4,456	$(661)
Municipal securities - tax exempt	—	—	442	(89)	442	(89)
Municipal securities - taxable	462	(22)	1,652	(393)	2,114	(415)
U. S. Government sponsored enterprises	—	—	8,481	(3,356)	8,481	(3,356)
Government agency mortgage-backed securities	1,850	(114)	15,516	(2,674)	17,366	(2,788)
Corporate securities	7,920	(212)	7,827	(755)	15,747	(967)
Total	$10,232	$(348)	$38,374	$(7,928)	$48,606	$(8,276)
December 31, 2022
U.S. Treasury securities	$—	$—	$4,331	$(776)	$4,331	$(776)
Municipal securities - tax exempt	—	—	437	(96)	437	(96)
Municipal securities - taxable	452	(32)	1,592	(453)	2,044	(485)
U. S. Government sponsored enterprises	—	—	8,338	(3,499)	8,338	(3,499)
Government agency mortgage-backed securities	5,598	(452)	11,904	(2,601)	17,502	(3,053)
Corporate securities	4,541	(324)	5,466	(681)	10,007	(1,005)
Total	$10,591	$(808)	$32,068	$(8,106)	$42,659	$(8,914)

There were 11 available-for-sale securities in an unrealized loss position totaling $348,000 as of March 31, 2023 for less than 12 months. There were 59 available-for-sale securities in an unrealized loss position for 12 months or greater totaling $7.9 million as of March 31, 2023. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly. Four of the securities are agency bonds and five are U.S. Treasury bonds, so all of these are direct obligations of the U.S. Government. Thirty-nine of the securities are mortgage backed bonds that have the direct or implied backing of the U.S. Government. Four of the bonds are

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

municipal securities and the remaining 18 securities are corporate securities that are either trust preferred securities or subordinated debentures where the Bank performs a credit review regularly and such review has raised no concerns.

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises ("GSEs"), and the U.S. Treasury, including notes and mortgage backed securities, accounted for the majority of the available-for-sale portfolio as of March 31, 2023, and the Bank expects no credit losses on these securities, given the explicit and implicit guarantees provided by the U.S. federal government. The available-for-sale portfolio also includes corporate securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Bank monitors the credit quality of these corporate bonds through quarterly credit reviews to determine impairment, if any. The decline in fair value is attributable to changes in interest rates, and not credit quality, and the Bank does not have the intent to sell the U.S. government and agencies debt securities and the corporate securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider impairments on these securities to be credit related as of March 31, 2023.

There were 14 held-to-maturity securities in an unrealized loss position totaling $1.7 million as of March 31, 2023 for less than 12 months. There were no held-to-maturity securities in an unrealized loss position greater than 12 months as of March 31, 2023. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly. One security is a mortgage-backed security of a U.S. Government sponsored agency that has the implied backing of the U.S. Government. Thirteen are subordinated debentures of banks where the Bank performs a credit review quarterly and such reviews have raised no concerns.

Corporate securities account for the majority of the held-to-maturity portfolio as of March 31, 2023. As stated above, these corporate securities are accounted for as securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Bank monitors the credit quality of these corporate bonds through quarterly credit reviews to determine impairment, if any. At March 31, 2023, these securities are all rated as investment grade and the $42,000 of allowance for credit losses associated with these securities was calculated using a Moody's report on the cumulative default rates of corporate issuers.

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at March 31, 2023, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories. (in thousands)

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$983	$984	$—	$—
Greater than 1 to 5 years	2,059	2,041	17,731	16,940
Greater than 5 to 10 years	24,135	22,000	15,604	14,770
Greater than 10 years	12,097	8,763	—	—
	39,274	33,788	33,335	31,710
Government agency mortgage-backed securities	20,154	17,366	826	797
Total	$59,428	$51,154	$34,161	$32,507

There were no sales of investment securities available-for-sale during the three months ended March 31, 2023 or 2022.

Available-for-sale securities with a carrying value of approximately $4.6 million and $4.7 million were pledged to secure public deposits at March 31, 2023 and December 31, 2022, respectively.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(3) Loans and Allowance for Credit Losses

Major classifications of loans, by collateral code, at March 31, 2023 and December 31, 2022 are summarized as follows: (in thousands)

	March 31, 2023	December 31, 2022
Commercial (secured by real estate - owner occupied)	$161,860	$162,989
Commercial (secured by real estate - non-owner occupied)	147,355	135,720
Commercial and industrial	151,343	147,775
Construction, land and acquisition & development	37,615	37,158
Residential mortgage 1-4 family	51,677	51,324
Consumer installment	111,576	111,268
Total	661,426	646,234
Less allowance for credit losses	(9,234)	(9,325)
Total loans, net	$652,192	$636,909

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in the Atlanta, Georgia MSA. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market. With the acquisition of Affinity Bank, the Bank enhanced its lending within professional markets, with a primary focus on the dental industry in Georgia and adjoining states. The majority of these loans are commercial and industrial credits for practice acquisitions and equipment financing with the remainder being owner-occupied real estate. Accrued interest on loans totaled $1.6 million on both March 31, 2023 and December 31, 2022 and is included in other assets on the consolidated balance sheet.

The adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) did not result in an increase to allowance for credit losses for loans for the Bank.

Qualifying loans in the amount of $393.9 million and $384.4 million were pledged to secure the line of credit from the Federal Home Loan Bank of Atlanta (“FHLB”) at March 31, 2023 and December 31, 2022, respectively.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the three months ended March 31, 2023 and as of December 31, 2022: (in thousands)

March 31, 2023	Commercial (Secured by Real Estate - Owner Occupied)	Commercial (Secured by Real Estate - Non-Owner Occupied)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for credit losses:
Beginning balance	$2,403	$2,079	$2,292	$487	$345	$1,675	$44	$9,325
Provision	(898)	(683)	(1,084)	443	1,169	740	313	—
Charge-offs	(4)	—	(3)	—	—	(99)	—	(106)
Recoveries	8	—	—	—	—	7	—	15
Ending balance	$1,509	$1,396	$1,205	$930	$1,514	$2,323	$357	$9,234

December 31, 2022
Allowance for credit losses:
Beginning balance	$2,701	$1,980	$2,242	$162	$502	$969	$3	$8,559
Provision	(421)	99	55	325	(196)	801	41	704
Charge-offs	—	—	(26)	—	—	(123)	—	(149)
Recoveries	123	—	21	—	39	28	—	211
Ending balance	$2,403	$2,079	$2,292	$487	$345	$1,675	$44	$9,325
Ending allowance attributable to loans:
Individually evaluated for impairment	$85	$1	$—	$—	$4	$—	$—	$90
Collectively evaluated for impairment	2,318	2,078	2,292	487	341	1,675	44	9,235
Total ending allowance	$2,403	$2,079	$2,292	$487	$345	$1,675	$44	$9,325
Loans:
Individually evaluated for impairment	$85	$3,265	$—	$—	$2,399	$—	$—	$5,749
Collectively evaluated for impairment	162,904	132,455	147,775	37,158	48,925	111,268	—	640,485
Total loans	$162,989	$135,720	$147,775	$37,158	$51,324	$111,268	$—	$646,234

The Bank recorded a provision for credit losses for unfunded commitments of $586,000 on January 1, 2023 upon adoption of ASC 326, and recorded a release on unfunded commitments for the quarter ended March 31, 2023 of $3,000, and is included in other liabilities on the consolidated balance sheet. The Bank also recorded a provision of $10,000 for credit losses for held-to-maturity securities for a net $7,000 recorded of provision for credit losses for the quarter ended March 31, 2023.

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

Collateral-Dependent Loans
We classify a loan as collateral-dependent when our borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate. There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three months ended March 31, 2023, and we had $4.3 million of collateral-dependent loans without an allowance and no collateral-dependent loans with an allowance at March 31, 2023.

Impaired loans at December 31, 2022 were as follows: (in thousands)

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of March 31, 2023 and December 31, 2022 by class of loans: (in thousands)

March 31, 2023	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Accruing Loans Past Due	Nonaccrual with Allowance	Nonaccrual without Allowance	Current	Total
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$82	$—	$161,778	$161,860
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	170	3,098	144,087	147,355
Commercial and industrial	—	—	—	—	—	—	151,343	151,343
Construction, land and acquisition & development	—	—	—	—	—	—	37,615	37,615
Residential mortgage	921	282	—	1,203	412	2,342	47,720	51,677
Consumer installment	393	36	—	429	—	242	110,905	111,576
Total	$1,314	$318	$	$1,632	$664	$5,682	$653,448	$661,426

December 31, 2022	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Accruing Loans Past Due	Nonaccrual	Current	Total
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$85	$162,904	$162,989
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	3,312	132,408	135,720
Commercial and industrial	—	—	—	—	3	147,772	147,775
Construction, land and acquisition & development	85	—	—	85	—	37,073	37,158
Residential mortgage	2,341	533	249	3,123	3,185	45,016	51,324
Consumer installment	571	59	—	630	135	110,503	111,268
Total	$2,997	$592	$249	$3,838	$6,720	$635,676	$646,234

On January 1, 2023, the Bank adopted ASU 2022-02, which eliminated the accounting guidance for TDRs by creditors and enhanced the disclosure requirements for certain loan modifications to borrowers experiencing financial difficulty. There were no loans that were both experiencing financial difficulty and were modified during the three months ended March 31, 2023.

There was no new troubled debt restructuring during the three months ended March 31, 2022. No troubled debt restructurings subsequently defaulted during the three months ended March 31, 2022.

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of March 31, 2023 and December 31, 2022, and based on the most recent analysis performed, the risk category and year of origination of loans by class of loans is as follows: (in thousands)

	2023	2022	2021	2020	2019	Prior	Revolvers	Total
Pass
Commercial (secured by real estate - owner occupied)	$631	$28,653	$31,956	$24,037	$10,648	$55,049	$10,450	$161,424
Commercial (secured by real estate - non-owner occupied)	14,929	35,115	38,516	6,019	10,927	20,620	15,646	141,772
Commercial and industrial	9,788	20,778	28,365	15,884	23,784	34,695	18,049	151,343
Construction, land and acquisition & development	1,773	27,602	5,821	112	192	1,271	844	37,615
Residential mortgage	1,879	5,147	1,727	1,870	1,681	32,441	3,420	48,165
Consumer installment	11,164	62,210	24,738	8,082	3,814	426	798	111,232
Total pass	40,164	179,505	131,123	56,004	51,046	144,502	49,207	651,551
Special Mention
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	354	—	354
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	2,283	—	2,283
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	183	—	183
Consumer installment	—	47	45	—	9	—	—	101
Total special mention	—	47	45	—	9	2,820	—	2,921
Substandard
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	82	—	82
Commercial (secured by real estate - non-owner occupied)	—	—	—	22	—	3,278	—	3,300
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	215	114	115	127	2,758	—	3,329
Consumer installment	—	79	137	5	22	—	—	243
Total substandard	—	294	251	142	149	6,118	—	6,954

Total	$40,164	$179,846	$131,419	$56,146	$51,204	$153,440	$49,207	$661,426
Current period gross write-offs
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$4	$—	$4
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	3	—	3
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Consumer installment	—	40	57	2	—	—	—	99
Total current period gross write-offs	$—	$40	$57	$2	$—	$7	$—	$106

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

December 31, 2022	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate - owner occupied)	$162,541	$362	$86	$—	$162,989
Commercial (secured by real estate - non-owner occupied)	130,115	2,293	3,312	—	135,720
Commercial and industrial	147,772	—	3	—	147,775
Construction, land and acquisition & development	37,158	—	—	—	37,158
Residential mortgage	48,193	—	3,131	—	51,324
Consumer installment	111,049	84	135	—	111,268
Total	$636,828	$2,739	$6,667	$—	$646,234

(4) Intangible Assets

The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $622,000 at March 31, 2023. The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $574,000 at December 31, 2022. Aggregate amortization expense was $48,000 during for the three months ended March 31, 2023 and 2022.

Goodwill acquired through acquisition was $17.2 million at March 31, 2023 and 2022. No impairment loss was recognized during the three months ended March 31, 2023 or 2022.

(5) Deposits

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $38.2 million at March 31, 2023 and $26.4 million at December 31, 2022. Due to the FDIC insurance coverage rules and limits for a depositor's specific group of deposit accounts, it is important to note not all deposits in excess of $250,000 are uninsured.

Brokered CDs totaled $120.4 million and had a weighted average rate of 4.75% and a weighted average maturity of 34 months at March 31, 2023 and $34.9 million and had a weighted average rate of 4.50% and a weighted average maturity of 34 months at December 31, 2022.

(6) Borrowings

The following FHLB advances, which required monthly or quarterly interest payments, were outstanding at March 31, 2023:

Advance Date	Advance	Interest Rate	Maturity	Rate	Call Feature
1/6/2023	$10,000,000	4.22%	1/6/2026	Fixed	N/A
1/6/2023	10,000,000	3.94%	1/6/2028	Fixed	N/A
3/1/2023	15,000,000	4.89%	5/1/2023	Fixed	N/A
3/20/2023	20,000,000	4.40%	9/19/2024	Fixed	N/A
	$55,000,000

There were FHLB advances totaling $10.0 million consisting of advances with a book value of $10.0 million and no fair value adjustment as of December 31, 2022. At March 31, 2023 and December 31, 2022, the FHLB advances were collateralized by certain loans which totaled approximately $393.9 million and $384.4 million, and by the Company’s investment in FHLB stock which totaled approximately $2.7 million and $832,000 at March 31, 2023 and December 31, 2022. Acquired FHLB advances totaling $49.0 million were paid off during the three months ended March 31, 2022. We were able to accrete to income the remaining $1.0 million fair value adjustment associated with these acquired advances, resulting in a reduction in interest expense for the three months ended March 31, 2022. We also incurred $647,000 of prepayment penalties during the three months ended March 31, 2022 in connection with the payoff of the acquired advances.

The Company had one FHLB letter of credit of $12.5 million, used to collateralize public deposits, outstanding at both March 31, 2023 and December 31, 2022.

The Company has Federal Funds unsecured lines of credit totaling $32.5 million. No amount was borrowed under these lines as of March 31, 2023.

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

In 2017, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. In 2021, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing additional shares of the Company’s common stock. A total of 225,721 shares were purchased with the loan proceeds as part of the Company’s second stock offering. Total ESOP expense for the three months ended March 31, 2023 and 2022 was approximately $78,000 and $81,000, respectively. The balance of the note payable of the ESOP was approximately $5.3 million at March 31, 2023 and December 31, 2022. Because the source of the loan payments is contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders’ equity. As of March 31, 2023 and December 31, 2022, 80,000 shares had been released.

(8) Stock-Based Compensation

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

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in Black-Scholes model for valuing stock option grants were as follows: dividend yield is 0%, expected volatility is 27.32%, the risk-free interest rate is 3.66%, expected average life is 6.90, and the weighted average per share fair value of options is $5.40.

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2022	484,519	$12.28	8.45	$1,522
Granted	57,500	14.40
Exercise of stock options*	(8,753)	11.14
Forfeited	—	—
Outstanding - March 31, 2023	533,266	$12.21	8.06	$1,439
Exercisable - March 31, 2023	125,255	$9.78	6.53	$643

* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. All 2023 exercises of stock options were exercised in this manner.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value

Outstanding - December 31, 2022	169,504	$11.97
Granted	12,400	14.40
Outstanding - March 31, 2023	181,904	$12.08

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The Company recognized approximately $260,000 and $113,000 of stock-based compensation expense during the three months ended March 31, 2023 and 2022 respectively, associated with its common stock awards granted to directors and officers.

As of March 31, 2023, there was approximately $3.5 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately 2.84 years.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific reserve may be required to be established within the allowance for credit losses. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is used or an appraisal is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. For disclosure purposes, the fair value of fixed rate loans which are not considered impaired is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For unimpaired variable rate loans, the carrying amount is a reasonable estimate of fair value for disclosure purposes.

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

FHLB Advances and Other Borrowings

FHLB advances are carried at cost and the fair value is obtained from the Federal Home Loan Bank of Atlanta. Federal Funds

Purchased are carried at cost and because they are overnight funds, the carrying value is a reasonable estimate of fair value.

Commitments to Extend Credit

Commitments to extend credit are short-term and, therefore, the carrying value and the fair value are considered immaterial for disclosure.

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $34.1 million and $46.2 million at March 31, 2023 and December 31, 2022. They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2023 and December 31, 2022 (in thousands).

March 31, 2023	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$2,901	$2,901
Collateral dependent loans	—	—	5,537	5,537
Total assets at fair value	$—	$—	$8,438	$8,438

December 31, 2022	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$2,901	$2,901
Impaired loans	—	—	5,659	5,659
Total assets at fair value	$—	$—	$8,560	$8,560

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$136,886	$136,886	$26,324	$26,324
Investment securities available-for-sale	51,154	51,154	46,200	46,200
Investment securities held-to-maturity	34,119	32,507	26,527	26,251
Other investments	2,996	2,996	1,082	1,082
Loans, net	661,426	634,249	646,234	611,687
Bank owned life insurance	15,811	15,811	15,724	15,724
Financial liabilities:
Deposits	750,839	751,276	657,172	653,577
FHLB advances and other borrowings	55,000	55,036	10,025	10,025

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this report on Form 10-Q.

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
•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
•
our ability to access cost-effective funding;
•
changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
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
•
risks related to the COVID-19 pandemic or any other pandemic;
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

Summary of Significant Accounting Policies

A summary of our accounting policies is described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total assets increased $141.0 million, or 17.8%, to $932.3 million at March 31, 2023 from $791.3 million at December 31, 2022, due primarily to an increase in cash and cash equivalents.

Cash and cash equivalents increased $110.6 million, or 420.1%, to $136.9 million at March 31, 2023 from $26.3 million at December 31, 2022 primarily due to cash received from an increase in deposits as well as an increase in Federal Home Loan Bank advances.

Net loans increased $15.3 million, or 2.4%, to $652.2 million at March 31, 2023 from $636.9 million at December 31, 2022. Non-owner-occupied real estate loans increased $11.6 million, or 8.6%, to $147.4 million at March 31, 2023 from $135.7 million at December 31, 2022. There were no other material changes in any of our loan categories during the quarter.

Total investment securities increased $12.4 million, or 17.3%, to $85.3 million at March 31, 2023, from $72.7 million at December 31, 2022, as we continued to invest in securities in an effort to increase yield.

Total deposits increased $93.6 million, or 14.3%, to $750.8 million at March 31, 2023 from $657.2 million at December 31, 2022, reflecting an increase in certificates of deposit. Certificates of deposit increased $116.2 million, or 92.2%, to $242.2 million at March 31, 2023 from $126.0 million at December 31, 2022. This was partially offset by a decrease in non-time deposits of $22.5 million, or 4.25%, as customers increased deposits in higher-yielding accounts during the current interest rate environment. The certificates of deposits increase included brokered deposits totaling $85.6 million with an average life of three years and an average interest rate of 5.07%. The loan-to-deposit ratio at March 31, 2023 was 86.9%, as compared to 96.9% at December 31, 2022.

We had $55.0 million of FHLB advance and no other borrowings at March 31, 2023, compared to $10.0 million of Federal Home Loan Bank advances at December 31, 2022. We increased borrowings during the first quarter of 2023 to increase our liquidity position in response to recent market turmoil resulting from the closures of Signature Bank and Silicon Valley Bank.

Stockholders’ equity increased by $1.2 million, or 1.0% to $118.3 million at March 31, 2023 compared to $117.1 million at December 31, 2022, primarily due to net income of $1.7 million during the first quarter of 2023, partially offset by a decrease in additional paid in capital from the repurchase of 59,715 shares of our common stock totaling $867,000 at an average price per share of $14.46.

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

	For the Three Months Ended March 31,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$651,750	$8,291	5.16%	$586,762	$6,996	4.84%
Investment securities held-to-maturity	32,898	503	6.20%	—	—	—
Investment securities available-for-sale	48,844	411	3.41%	48,648	260	2.14%
Interest-earning deposits and federal funds	45,758	488	4.32%	48,231	17	0.14%
Other investments	2,643	35	5.39%	1,000	6	2.33%
Total interest-earning assets	781,893	9,728	5.05%	684,641	7,279	4.25%
Non-interest-earning assets	51,044			62,343
Total assets	$832,937			$746,984

Interest-bearing liabilities:
Interest-bearing checking accounts	$91,856	$45	0.20%	$96,273	$42	0.17%
Money market accounts	139,495	661	1.92%	144,455	88	0.25%
Savings accounts	95,897	552	2.34%	86,195	83	0.38%
Certificates of deposit	149,058	1,056	2.87%	94,465	290	1.23%
Total interest-bearing deposits	476,306	2,314	1.97%	421,388	503	0.48%
FHLB advances and other borrowings	46,723	516	4.48%	8,821	(975)	(44.20)%
Total interest-bearing liabilities	523,029	2,830	2.19%	430,209	(472)	(0.44)%
Non-interest-bearing liabilities	191,659			195,024
Total liabilities	714,688			625,233
Total stockholders' equity	118,249			121,751
Total liabilities and stockholders' equity	$832,937			$746,984
Net interest rate spread (1)			2.86%			4.69%
Net interest income		$6,898			$7,751
Net interest margin (2)			3.58%			4.53%

(1) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2023 vs. 2022
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,254	$41	$1,295
Investment securities held-to-maturity	474	29	503
Investment securities available-for-sale	37	114	151
Interest-earning deposits and federal funds	(1,892)	2,363	471
Other investments	27	2	29
Total interest-earning assets	(100)	2,549	2,449

Interest-bearing liabilities:
Interest-bearing checking accounts	(34)	37	3
Market rate checking accounts	(2,771)	3,344	573
Savings accounts	393	76	469
Certificates of deposit	734	32	766
Total interest-bearing deposits	(1,678)	3,489	1,811
FHLB advances	925	566	1,491
Total interest-bearing liabilities	(753)	4,055	3,302

Change in net interest income	$653	$(1,506)	$(853)

Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022

General. Net income was $1.7 million for the three months ended March 31, 2023 compared to $1.8 million for the three months ended March 31, 2022. The decrease was caused by an increase in deposit interest expense offset by an increase in interest income and decreases in noninterest expenses.

Interest Income. Interest income increased $2.4 million, or 33.6%, to $9.7 million for the three months ended March 31, 2023 from $7.3 million for the three months ended March 31, 2022. The increase was due to increases in all categories of interest-earning assets. Interest income on loans increased $1.3 million, or 18.5%, to $8.3 million for the three months ended March 31, 2023 from $7.0 million for the three months ended March 31, 2022. Our average balance of loans increased by $65.0 million, or 11.1%, to $651.8 million for the three months ended March 31, 2023 from $586.8 million for the three months ended March 31, 2022. The average balance of loans increased due to steady loan demand. The average yield on loans increased 32 basis points to 5.16% for the current quarter, as compared to 4.84% for the prior year period, due to the continued changes in the interest rate environment.

Interest income on securities, excluding FHLB stock, increased $654,000 to $914,000 for the three months ended March 31, 2023 from $260,000 for the three months ended March 31, 2022. The average balance of held-to-maturity securities was $33.0 million for the three months ended March 31, 2023 compared to zero for the three months ended March 31, 2022, as we began to classify some new purchases as held-to-maturity. We also experienced an increase in interest income on interest-earning deposits and federal funds to $488,000 for the three months ended March 31, 2023 from $17,000 for the three months ended March 31, 2022, as the yields we received on these funds increased to 4.32% from 0.14% due to the continued changes in the interest rate environment.

Interest Expense. Interest expense increased $3.3 million to $2.8 million for the three months ended March 31, 2023, compared to negative $472,000 for the three months ended March 31, 2022, due to our repaying acquired FHLB borrowings, recognizing $1.0 million in accretion from the fair value adjustments on acquired advances in the previous period and an increasing interest rate environment in the current period.

We recognized increases in all categories of interest-bearing liabilities. Interest expense on deposits increased to $2.3 million for the three months ended March 31, 2023 from $503,000 for the three months ended March 31, 2022. The largest increase was in interest expense on certificates of deposit, which increased $766,000 to $1.1 million for the three months ended March 31, 2023. The average rate we paid on certificates of deposit increased 164 basis points to 2.87% for the three months ended March 31, 2023 from 1.23% for the three months ended March 31, 2022, due to the continued changes in the interest rate environment. In addition, the average balance of certificates of deposit increased $54.6 million, or 57.8%, to $149.1 million for the three months ended March 31, 2023 from $94.5 million for the three months ended March 31, 2022, as customers increased deposits in higher-yielding accounts during the current interest rate environment. We also experienced increases in interest expense on money market accounts, $573,000 to $661,000 for the quarter ended March 31, 2023 and savings accounts, $469,000 to $552,000 for the quarter ended March 31, 2023, due to increases in the rates we paid on these accounts of 167 basis points and 196 basis points, respectively.

Interest expense on borrowings increased to $516,000 for the three months ended March 31, 2023 from ($975,000) for the three months ended March 31, 2022. We recognized gain on the repayment of FHLB advances during the quarter ended March 31, 2022, and we increased borrowings during the quarter ended March 31, 2023 during the first quarter of 2023 to increase our liquidity position in response to recent market turmoil resulting from the closures of Signature Bank and Silicon Valley Bank.

Net Interest Income. Net interest income decreased $853,000, or 11.0%, to $6.9 million for the three months ended March 31, 2023 compared to $7.8 million for the three months ended March 31, 2022. Our net interest rate spread decreased to 2.85% for the three months ended March 31, 2023 from 4.69% for the three months ended March 31, 2022, and our net interest margin decreased to 3.58% for the three months ended March 31, 2023 from 4.53% for the three months ended March 31, 2022 as the rates we paid on interest-bearing liabilities increased faster than the yields we earned on our interest-earning assets, and as we paid off FHLB advances and recognized $1.0 million in accretion from fair value adjustments during the quarter ended March 31, 2022. Our average net interest-earning assets increased to $258.9 million for the three months ended March 31, 2023 compared to $254.4 million for the three months ended March 31, 2022.

Provision for Credit Losses. The provisions for credit losses consists of provisions for credit losses for loans and unfunded loan commitments, as well as held-to-maturity securities.

Provisions for credit losses for loans are charged to operations to establish an allowance for credit losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. In evaluating the level of the allowance for credit losses for loans, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

Provisions for credit losses for unfunded commitments are charged to operations to establish an allowance for credit losses for contractual obligations to extend credit. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate is influenced by historical loss experience, adjusted for current risk characteristics, and economic factors.

Provisions for credit losses for held-to-maturity securities are also charged to operations to establish an allowance on a collective basis by major security type. The estimate of expected credit losses for held-to-maturity securities considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. See “—Summary of Significant Accounting Policies” for additional information.

After an evaluation of these factors, we recorded a provision for credit losses of $7,000 for the three months ended March 31, 2023($3,000 was a release of provision related to allowance for unfunded commitment and $10,000 in provision for HTM securities), compared to a provision of $250,000 for the three months ended March 31, 2022. Our allowance for credit losses was $9.2 million at March 31, 2023 compared to $9.3 million at December 31, 2022 and $8.8 million at March 31, 2022. The allowance for credit losses to total loans was 1.40% at March 31, 2023 compared to 1.46% at December 31, 2022 and March 31, 2022. This reduces the overall allowance for credit loss to total loans percentage. The allowance for credit losses to non-performing loans was 145.49% at March 31,

2023 compared to 138.80% at December 31, 2022 and 138.94% at March 31, 2022. Net charge-offs were $91,000 for the three months ended March 31, 2023, compared to net loan recoveries of $62,000 for the year ended December 31, 2022.

To the best of our knowledge, we have recorded all credit losses that are both probable and reasonable to estimate at March 31, 2023. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income decreased $43,000, or 7.2%, to $552,000 for the three months ended March 31, 2023 from $595,000 for the three months ended March 31, 2022, as a result of a decrease in mortgage fee income.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended March 31		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,004	$3,008	$(4)	(0.1)%
Occupancy	644	582	62	10.6%
Advertising	97	80	17	21.8%
Data processing	493	494	(1)	(0.1)%
FHLB prepayment penalties	—	647	(647)	(100.0)%
Other	956	947	9	1.0%
Total non-interest expenses	$5,194	$5,758	$(564)	(9.8)%

Operating expenses decreased $564,000, or 9.8%, and were $5.2 million for the three months ended March 31, 2023, compared to $5.8 million for the three months ended March 31, 2022, due primarily to payment of FHLB prepayment penalties in the previous period. We incurred FHLB prepayment penalties as we repaid FHLB advances in the first quarter of 2022, but recognized $1.0 million of fair value adjustments in making such repayments.

Income Tax Expense. We recorded income tax expense of $527,000 for the three months ended March 31, 2023 compared to $547,000 for the three months ended March 31, 2022. The effective tax rate was 23.4% for each period.

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

The table below sets forth, as of March 31, 2023, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$32,521	6.98%
+200	31,527	3.71%
Level	30,400	—
-200	27,718	(8.82)%
-400	24,222	(20.32)%

(1) Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2023, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 3.71% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 8.82% decrease in net interest income. At March 31, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 1.67% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 4.99% decrease in net interest income.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net interest income table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net interest income table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results. Furthermore, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At March 31, 2023, we had a $198.0 million line of credit with the Federal Home Loan Bank of Atlanta, with advances of $55.0 million outstanding and a $12.5 million letter of credit outstanding, and we had a $5.0 million unsecured federal funds line of credit, a $7.5 million unsecured federal funds line of credit and a $20.0 million unsecured federal funds line of credit. We also have a line of $71.7 million with the Federal Reserve Bank of Atlanta Discount Window secured by $105.3 million in loans. No amount was outstanding on the unsecured lines of credit or the Discount Window at March 31, 2023.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.0 million for the three months ended March 31, 2023, compared to $3.9 million for the three months ended March 31, 2022. Net cash used in investing activities was $29.2 million for the three months ended March 31, 2023, compared to $17.1 million for the three months ended March 31, 2022. Net cash used in investing activities typically consists primarily of disbursements for loan originations and purchases of investment securities. Net cash provided by financing activities, which consists primarily of activity in deposit accounts and proceeds/repayments of FHLB advances, and a stock repurchase program, was $137.8 million for the three months ended March 31, 2023 which included repaying $20.0 million of FHLB borrowings, borrowing $65.0 million in FHLB advances and repurchasing stock of $867,000, compared to net cash used in financing activities of $28.7 million for the three months ended March 31, 2022, which included repaying $58.0 million of FHLB borrowings, borrowing $20.0 million in FHLB advances and repurchasing stock of $3.9 million.

We are committed to maintaining a strong liquidity position. During the three months ended March 31, 2023, in order to further enhance liquidity, we increased brokered deposits by $85.6 million and FHLB borrowings by $45.0 million. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2023, we exceeded all of our regulatory capital requirements and the Bank is categorized as “well capitalized.” Management is not aware of any conditions or events since the most recent notification that would change our category. The Bank’s actual capital amounts and ratios for March 31, 2023 and December 31, 2022 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023:

Common Equity Tier 1 (to Risk Weighted Assets)	$89,112	11.60%	$34,555	4.50%	$49,913	6.50%
Total Capital (to Risk Weighted Assets)	98,714	12.86%	61,432	8.00%	76,790	10.00%
Tier I Capital (to Risk Weighted Assets)	89,112	11.60%	46,074	6.00%	61,432	8.00%
Tier I Capital (to Average Assets)	89,112	10.85%	32,866	4.00%	41,083	5.00%

As of December 31, 2022:
Common Equity Tier 1 (to Risk Weighted Assets)	$87,397	11.86%	$33,170	4.50%	$47,913	6.50%
Total Capital (to Risk Weighted Assets)	96,612	13.11%	58,970	8.00%	73,712	10.00%
Tier I Capital (to Risk Weighted Assets)	87,397	11.86%	44,227	6.00%	58,970	8.00%
Tier I Capital (to Average Assets)	87,397	10.97%	31,865	4.00%	39,832	5.00%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2023, we had outstanding commitments to originate loans of $83.3 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from March 31, 2023 totaled $81.8 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2023, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth information in connection with repurchases of shares of the Company’s common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)

January 1, 2023 through January 31, 2023	4,735	$14.89	4,735	298,579
February 1, 2023 through February 28, 2023	7,797	15.06	7,797	290,782
March 1, 2023 through March 31, 2023	47,183	14.32	47,183	243,599
	59,715	$14.46	59,715	243,599

(1) The Board of Directors approved a stock repurchase program on October 31, 2022, which authorized the repurchase of up to 331,997 shares (approximately 5.0% of the then-outstanding shares). The total number of shares purchased as part of the publicly announced plan totaled 88,398 as of March 31, 2023. There is no expiration date for the stock repurchase plan.

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

101.0

The following materials for the quarter ended March 31, 2023, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive (Loss) Income, (iv) Statements of Changes in Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

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

AFFINITY BANCSHARES, INC.

Date:	May 12, 2023	/s/ Edward J. Cooney
Edward J. Cooney
President, Chief Executive Officer and Director

Date:	May 12, 2023	/s/ Brandi Pajot
Brandi Pajot
Senior Vice President and Chief Financial Officer