Form 10-Q
period 2023-09-30
Affinity Bancshares, Inc.
filed 2023-11-09
CIK 1823406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, 6,388,309 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

Affinity Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINITY BANCSHARES, INC.

Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(unaudited)
	(Dollars in thousands except per share amounts)
Assets
Cash and due from banks	$5,441	$2,928
Interest-earning deposits in other depository institutions	56,062	23,396
Cash and cash equivalents	61,503	26,324
Investment securities available-for-sale	48,012	46,200
Investment securities held-to-maturity (estimated fair value of $32,925, net of allowance for credit losses of $42 at September 30, 2023 and estimated fair value of $26,251 at December 31, 2022)	34,183	26,527
Other investments	4,885	1,082
Loans	661,016	646,234
Allowance for credit loss on loans	(9,211)	(9,325)
Net loans	651,805	636,909
Other real estate owned	2,901	2,901
Premises and equipment, net	3,872	4,257
Bank owned life insurance	15,991	15,724
Intangible assets	18,414	18,558
Other assets	13,865	12,801
Total assets	$855,431	$791,283
Liabilities and Stockholders' Equity
Liabilities:
Non-interest-bearing checking	$170,654	$190,297
Interest-bearing checking	92,177	91,167
Money market accounts	144,439	148,097
Savings accounts	79,446	101,622
Certificates of deposit	222,329	125,989
Total deposits	709,045	657,172
Federal Home Loan Bank advances and other borrowings	20,000	10,025
Accrued interest payable and other liabilities	7,910	6,983
Total liabilities	736,955	674,180
Stockholders' equity:
Common stock (par value $0.01 per share, 40,000,000 shares authorized; 6,404,961 issued and outstanding at September 30, 2023 and 6,605,384 issued and outstanding at December 31, 2022)	64	66
Preferred stock (10,000,000 shares authorized, no shares outstanding)	—	—
Additional paid in capital	60,978	63,130
Unearned ESOP shares	(4,639)	(4,795)
Retained earnings	69,832	65,357
Accumulated other comprehensive loss	(7,759)	(6,655)
Total stockholders' equity	118,476	117,103
Total liabilities and stockholders' equity	$855,431	$791,283

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands except per share amounts)
Interest income:
Loans, including fees	$9,113	$7,734	$26,131	$22,013
Investment securities	1,022	301	2,957	857
Interest-earning deposits	889	189	2,527	286
Total interest income	11,024	8,224	31,615	23,156
Interest expense:
Deposits	3,915	625	10,015	1,612
FHLB advances and other borrowings	208	73	1,109	(874)
Total interest expense	4,123	698	11,124	738
Net interest income before provision for credit losses	6,901	7,526	20,491	22,418
Provision for credit losses	—	187	7	654
Net interest income after provision for credit losses	6,901	7,339	20,484	21,764
Noninterest income:
Service charges on deposit accounts	426	420	1,222	1,205
Other	204	173	638	631
Total noninterest income	630	593	1,860	1,836
Noninterest expenses:
Salaries and employee benefits	3,007	3,187	9,047	9,219
Occupancy	637	675	1,919	1,798
Advertising	59	128	238	326
Data processing	525	486	1,504	1,476
FHLB prepayment penalties	—	—	—	647
Other	1,178	1,014	3,176	3,019
Total noninterest expenses	5,406	5,490	15,884	16,485
Income before income taxes	2,125	2,442	6,460	7,115
Income tax expense	502	581	1,525	1,680
Net income	$1,623	$1,861	$4,935	$5,435
Weighted average common shares outstanding
Basic	6,417,754	6,652,811	6,500,562	6,683,052
Diluted	6,493,114	6,752,152	6,575,923	6,782,393
Basic earnings per share	$0.25	$0.28	$0.76	$0.81
Diluted earnings per share	$0.25	$0.27	$0.75	$0.80

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(In thousands)
Net income	$1,623	$1,861	$4,935	$5,435

Other comprehensive loss:

Net unrealized loss on available-for-sale securities, net of taxes of $368, $629, $374 and $2,230	(1,090)	(1,855)	(1,104)	(6,586)

Total other comprehensive loss	(1,090)	(1,855)	(1,104)	(6,586)

Total comprehensive income (loss)	$533	$6	$3,831	$(1,151)

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Nine Months Ended September 30, 2023 and 2022
					Accumulated
		Additional			Other
	Common	Paid In	Unearned	Retained	Comprehensive
	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)

Ending balance December 31, 2022	$66	$63,130	$(4,795)	$65,357	$(6,655)	$117,103
ESOP loan payment and release of ESOP shares	—	63	156	—	—	219
Stock-based compensation expense	—	782	—	—	—	782
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	(1,104)	(1,104)
Common stock repurchase	(2)	(2,997)				(2,999)
Adoption of new accounting pronouncement (see Note 1)	—	—	—	(460)	—	(460)
Net income	—	—	—	4,935	—	4,935
Ending balance September 30, 2023	$64	60,978	(4,639)	69,832	(7,759)	118,476
Beginning balance December 31, 2021	$69	$68,038	$(5,004)	$58,223	$(358)	$120,968
ESOP loan payment and release of ESOP shares	—	80	157	—	—	237
Issuance of restricted stock awards	1	77	—	—	—	78
Stock-based compensation expense	—	382	—	—	—	382
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	(6,586)	(6,586)
Common stock repurchase	(4)	(5,289)	—	—	—	(5,293)
Net income	—	—	—	5,435	—	5,435
Ending balance September 30, 2022	$66	$63,288	$(4,847)	$63,658	$(6,944)	$115,221

	Three Months Ended Setpember 30, 2023 and 2022
					Accumulated
		Additional			Other
	Common	Paid In	Unearned	Retained	Comprehensive
	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)

Beginning balance June 30, 2023	$64	$61,027	$(4,692)	$68,209	$(6,669)	$117,939
ESOP loan payment and release of ESOP shares	—	21	53	—	—	74
Stock-based compensation expense	—	258	—	—	—	258
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	(1,090)	(1,090)
Common stock repurchase	—	(328)				(328)
Net income	—	—	—	1,623	—	1,623
Ending balance September 30, 2023	$64	60,978	(4,639)	69,832	(7,759)	118,476

Beginning balance June 30, 2022	$65	$63,497	$(4,899)	$61,797	$(5,089)	$115,371
ESOP loan payment and release of ESOP shares	—	25	52	—	—	77
Issuance of restricted stock awards	1	77	—	—	—	78
Stock-based compensation expense	—	203	—	—	—	203
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	(1,855)	(1,855)
Common stock repurchase	—	(514)	—	—	—	(514)
Net income	—	—	—	1,861	—	1,861
Ending balance September 30, 2022	$66	$63,288	$(4,847)	$63,658	$(6,944)	$115,221

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$4,935	$5,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and (accretion) amortization	576	(329)
Stock-based compensation expense	782	460
Provision for credit losses	7	654
ESOP expense	219	237
Increase in cash surrender value of bank owned life insurance	(267)	(260)
Change in:
Accrued interest receivable and other assets	(531)	168
Accrued interest payable and other liabilities	341	1,850
Net cash provided by operating activities	6,062	8,215
Cash flows from investing activities:
Purchases of investment securities held-to-maturity	(7,609)	—
Purchases of investment securities available-for-sale	(5,710)	(5,701)
Purchases of premises and equipment	(352)	(930)
Proceeds from paydowns of investment securities available-for-sale	2,424	3,428
Proceeds from maturity of investment securities held-to-maturity	37	—
Purchases of other investments	(5,716)	(1,130)
Proceeds from sales of other investments	1,913	2,581
Net change in loans	(14,720)	(65,665)
Net cash used in investing activities	(29,733)	(67,417)
Cash flows from financing activities:
Net change in deposits	51,875	31,225
Stock repurchase	(2,999)	(5,293)
Proceeds from FHLB advances	65,000	105,000
Repayment of FHLB advances	(55,000)	(143,000)
Proceeds from federal funds purchased	26	—
Repayment of federal funds purchased	(51)	—
Net cash provided by (used in) financing activities	58,851	(12,068)
Net change in cash and cash equivalents	35,180	(71,270)
Cash and cash equivalents at beginning of period	26,324	111,776
Cash and cash equivalents at end of period	$61,503	$40,506
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,543	$1,019
Cash paid for interest	10,306	1,788
Change in unrealized loss on investment securities available-for-sale, net of tax	(1,104)	(6,586)

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(1) Nature of Operations

Affinity Bancshares, Inc. (the “Company”) is a bank holding company, headquartered in Covington, Georgia. The Company has one operating subsidiary, Affinity Bank, National Association (the “Bank”, and formerly named “Newton Federal Bank”), a national bank, conducting banking activities primarily in Newton County, Georgia and surrounding counties and in Cobb and Fulton Counties, Georgia and surrounding counties, and originating dental practice loans and indirect automobile loans throughout the Southeastern United States. Effective September 15, 2023, the Bank converted from a federal savings association to a national bank, and as a result, the Company became a bank holding company instead of a savings and loan holding company. The Bank offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, mortgage, commercial and consumer loans, including indirect automobile loans, money transfers and a variety of other banking services. The Company was incorporated in 2020 to be the successor corporation to Community First Bancshares, Inc., a federal corporation, upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Community First Bancshares, MHC, the top tier mutual holding company of Community First Bancshares, Inc. Community First Bancshares, Inc. was the former mid-tier holding company for the Bank (formerly named Newton Federal Bank). Prior to completion of the Conversion, approximately 54% of the shares of common stock of Community First Bancshares, Inc. were owned by Community First Bancshares, MHC. In conjunction with the Conversion, Community First Bancshares, Inc. was merged into Affinity Bancshares, Inc. (and ceased to exist) and Affinity Bancshares, Inc. became its successor holding company for Newton Federal Bank.

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of September 30, 2023 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands except per share data)

Net income	$1,623	$1,861	$4,935	$5,435
Weighted average common shares outstanding	6,417,754	6,652,811	6,500,562	6,683,052
Effect of dilutive common stock awards	75,360	99,341	75,361	99,341
Diluted weighted average common shares outstanding	6,493,114	6,752,152	6,575,923	6,782,393
Basic earnings per common share	$0.25	$0.28	$0.76	$0.81
Diluted earnings per common share*	0.25	$0.27	0.75	0.80

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

There were 284,454 anti-dilutive options for the three and nine months ended September 30, 2023 and 234,954 anti-dilutive options for the three and nine months ended September 30, 2022.

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

funded over its estimated life. The estimate is influenced by historical loss experience, adjusted for current risk characteristics, and economic forecasts.

Allowance for Credit Losses - Investment Securities Available-for-Sale

For available-for-sale securities in an unrealized loss position, the Bank first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale securities that do not meet the aforementioned criteria, the Bank evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the securities by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected form the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in the comprehensive income. Accrued interest receivable on available-for-sale securities is excluded from the estimate of credit losses. The guidance under ASC Topic 326 had no impact on the Bank’s available-for-sale debt securities at January 1, or September 30, 2023.

Changes in the allowance for credit losses are recorded as provision of (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Allowance for Credit Losses - Investment Securities Held-to-Maturity

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. Management classifies the held-to-maturity portfolio into the following major security types: U.S. Treasuries, government agency mortgage-backed, and corporate securities. The U.S. Treasuries and the Government agency mortgage-backed securities held by the Bank are issues by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. The corporate securities are comprised of investments in corporate bonds whose issuers are primarily banks. At September 30, 2023, these securities are all rated as investment grade.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(2) Investment Securities

Investment securities available-for-sale at September 30, 2023 and December 31, 2022 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
September 30, 2023	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$6,132	$—	$(841)	$5,291
Municipal securities - tax exempt	528	—	(136)	392
Municipal securities - taxable	2,530	—	(524)	2,006
U. S. Government sponsored enterprises	11,837	—	(3,772)	8,065
Government agency mortgage-backed securities	19,063	—	(3,585)	15,478
Corporate securities	18,309	26	(1,555)	16,780
Total	$58,399	$26	$(10,413)	$48,012
December 31, 2022
U.S. Treasury securities	$6,084	$—	$(776)	$5,308
Municipal securities - tax exempt	533	—	(96)	437
Municipal securities - taxable	2,529	—	(485)	2,044
U. S. Government sponsored enterprises	11,837	—	(3,499)	8,338
Government agency mortgage-backed securities	20,555	—	(3,053)	17,502
Corporate securities	13,571	5	(1,005)	12,571
Total	$55,109	$5	$(8,914)	$46,200

Investment securities held-to-maturity at September 30, 2023 and December 31, 2022 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized		Estimated Allowance for
September 30, 2023	Cost	Gains	Losses	Fair Value	Credit Losses
U.S. Treasury securities	$999	$—	$(10)	$989	$—
Government agency mortgage-backed securities	812	—	(109)	703	—
Corporate securities	32,414	4	(1,185)	31,233	(42)
Total	$34,225	$4	$(1,304)	$32,925	$(42)
December 31, 2022
U.S. Treasury securities	$998	$—	$—	$998	$—
Government agency mortgage-backed securities	837	—	(13)	824	—
Corporate securities	24,692	4	(267)	24,429	—
Total	$26,527	$4	$(280)	$26,251	$—

The Bank recorded $32,000 of provision for credit losses on held-to-maturity securities on January 1, 2023 upon adoption of ASC 326, and recorded an additional provision for credit losses for the three and nine months ended September 30, 2023 of $0 and $10,000 for held-to-maturity securities, respectively.

Investment securities available-for-sale in an unrealized loss position at September 30, 2023 and December 31, 2022 are as follows: (in thousands)

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

	Less Than 12 Months		12 Months or More		Total
September 30, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$994	$(2)	$4,297	$(839)	$5,291	$(841)
Municipal securities - tax exempt	—	—	392	(136)	392	(136)
Municipal securities - taxable	—	—	2,006	(524)	2,006	(524)
U. S. Government sponsored enterprises	—	—	8,065	(3,772)	8,065	(3,772)
Government agency mortgage-backed securities	—	—	15,478	(3,585)	15,478	(3,585)
Corporate securities	6,953	(237)	8,233	(1,318)	15,186	(1,555)
Total	$7,947	$(239)	$38,471	$(10,174)	$46,418	$(10,413)
December 31, 2022
U.S. Treasury securities	$—	$—	$4,331	$(776)	$4,331	$(776)
Municipal securities - tax exempt	—	—	437	(96)	437	(96)
Municipal securities - taxable	452	(32)	1,592	(453)	2,044	(485)
U. S. Government sponsored enterprises	—	—	8,338	(3,499)	8,338	(3,499)
Government agency mortgage-backed securities	5,598	(452)	11,904	(2,601)	17,502	(3,053)
Corporate securities	4,541	(324)	5,466	(681)	10,007	(1,005)
Total	$10,591	$(808)	$32,068	$(8,106)	$42,659	$(8,914)

There were six available-for-sale securities in an unrealized loss position totaling $239,000 as of September 30, 2023 for less than 12 months. There were 65 available-for-sale securities in an unrealized loss position for 12 months or greater totaling $10.2 million as of September 30, 2023. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly. Four of the securities are agency bonds and six are U.S. Treasury bonds, so all of these are direct obligations of the U.S. Government. Thirty-nine of the securities are mortgage backed bonds that have the direct or implied backing of the U.S. Government. Four of the bonds are municipal securities and the remaining 18 securities are corporate securities that are either trust preferred securities or subordinated debentures where the Bank performs a credit review regularly and such review has raised no concerns.

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises ("GSEs"), and the U.S. Treasury, including notes and mortgage backed securities, accounted for the majority of the available-for-sale portfolio as of September 30, 2023, and the Bank expects no credit losses on these securities, given the explicit and implicit guarantees provided by the U.S. federal government. The available-for-sale portfolio also includes corporate securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Bank monitors the credit quality of these corporate bonds through quarterly credit reviews to determine impairment, if any. The decline in fair value is attributable to changes in interest rates, and not credit quality, and the Bank does not have the intent to sell the U.S. government and agencies debt securities and the corporate securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider impairments on these securities to be credit related as of September 30, 2023.

There were 17 held-to-maturity securities in an unrealized loss position totaling $1.3 million as of September 30, 2023 for less than 12 months. There were no held-to-maturity securities in an unrealized loss position greater than 12 months as of September 30, 2023. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly. One security is a U.S. Treasury bonds, so it is a direct obligations of the U.S. Government. One security is a mortgage-backed security of a U.S. Government sponsored agency that has the implied backing of the U.S. Government. Fifteen are subordinated debentures of banks where the Bank performs a credit review quarterly and such reviews have raised no concerns.

Corporate securities account for the majority of the held-to-maturity portfolio as of September 30, 2023. As stated above, these corporate securities are accounted for as securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Bank monitors the credit quality of these corporate bonds through quarterly credit reviews to determine impairment, if any. At September 30, 2023, these securities are all rated as investment grade and the $42,000 of

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

allowance for credit losses associated with these securities was calculated using a Moody's report on the cumulative default rates of corporate issuers.

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at September 30, 2023, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories. (in thousands)

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$996	$994	$—	$—
Greater than 1 to 5 years	6,931	6,452	17,756	17,359
Greater than 5 to 10 years	19,315	16,778	15,657	14,863
Greater than 10 years	12,094	8,310	—	—
	39,336	32,534	33,413	32,222
Government agency mortgage-backed securities	19,063	15,478	812	703
Total	$58,399	$48,012	$34,225	$32,925

There were no sales of investment securities available-for-sale during the three and nine months ended September 30, 2023 or 2022.

Available-for-sale securities with a carrying value of approximately $4.1 million and $4.7 million were pledged to secure public deposits at September 30, 2023 and December 31, 2022, respectively.
(3) Loans and Allowance for Credit Losses

Major classifications of loans, by collateral code, at September 30, 2023 and December 31, 2022 are summarized as follows: (in thousands)

	September 30, 2023	December 31, 2022
Commercial (secured by real estate - owner occupied)	$159,958	$162,989
Commercial (secured by real estate - non-owner occupied)	140,287	135,720
Commercial and industrial	143,371	147,775
Construction, land and acquisition & development	46,626	37,158
Residential mortgage 1-4 family	55,558	51,324
Consumer installment	115,216	111,268
Total	661,016	646,234
Less allowance for credit losses	(9,211)	(9,325)
Total loans, net	$651,805	$636,909

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in the Atlanta, Georgia MSA. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market. The Bank also conducts lending within professional markets, with a primary focus on the dental industry in Georgia and adjoining states. The majority of these loans are commercial and industrial credits for practice acquisitions and equipment financing with the remainder being owner-occupied real estate. Accrued interest on loans totaled $1.9 million on September 30, 2023 and $1.6 million on December 31, 2022 and is included in other assets on the consolidated balance sheet.

The adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) did not result in an increase to allowance for credit losses for loans for the Bank.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the three and nine months ended September 30, 2023 and as of December 31, 2022: (in thousands)

September 30, 2023	Commercial (Secured by Real Estate - Owner Occupied)	Commercial (Secured by Real Estate - Non-Owner Occupied)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated		Total
Allowance for credit losses:
Beginning balance December 31, 2022	$2,403	$2,079	$2,292	$487	$345	$1,675		$44	$9,325
Provision	(996)	(819)	(1,369)	547	1,183	780		674	-
Charge-offs	(4)	—	(3)	—	—	(212)		—	(219)
Recoveries	8	—	1	—	49	47		—	105
Ending balance	$1,411	$1,260	$921	$1,034	$1,577	$2,290		$718	$9,211
Allowance for credit losses:
Beginning balance June 30, 2023	$1,492	$1,331	$1,116	$1,010	$1,475	$2,321		$507	$9,252
Provision	(81)	(71)	(196)	24	89	24		211	-
Charge-offs	—	—	—	—	—	(64)		—	(64)
Recoveries	—	—	1	—	13	9		—	23
Ending balance	$1,411	$1,260	$921	$1,034	$1,577	$2,290		$718	$9,211

December 31, 2022
Allowance for credit losses:
Beginning balance	$2,701	$1,980	$2,242	$162	$502	$969		$3	$8,559
Provision	(421)	99	55	325	(196)	801		41	704
Charge-offs	—	—	(26)	—	—	(123)		—	(149)
Recoveries	123	—	21	—	39	28		—	211
Ending balance	$2,403	$2,079	$2,292	$487	$345	$1,675		$44	$9,325
Ending allowance attributable to loans:
Individually evaluated for impairment	$85	$1	$—	$—	$4	$—		$—	$90
Collectively evaluated for impairment	2,318	2,078	2,292	487	341	1,675		44	9,235
Total ending allowance	$2,403	$2,079	$2,292	$487	$345	$1,675		$44	$9,325
Loans:
Individually evaluated for impairment	$85	$3,265	$—	$—	$2,399	$—		$—	$5,749
Collectively evaluated for impairment	162,904	132,455	147,775	37,158	48,925	111,268		—	640,485
Total loans	$162,989	$135,720	$147,775	$37,158	$51,324	$111,268	$		$646,234

The Bank recorded a provision for credit losses for unfunded commitments of $586,000 on January 1, 2023 upon adoption of ASC 326. A release on unfunded commitments for the nine months ended September 30, 2023 of $3,000 was recorded, and is included in other liabilities on the consolidated balance sheet. The Bank also recorded a provision of $10,000 for credit losses for held-to-maturity securities for a net $7,000 recorded of provision for credit losses for the nine months ended September 30, 2023. No provision for credit losses was recorded for the three months ended September 30, 2023.

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

if the loan is collateral dependent. Interest payments received on impaired loans are applied as a reduction of the outstanding principal balance.

Collateral-Dependent Loans
We classify a loan as collateral-dependent when our borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate. There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the nine months ended September 30, 2023, and we had $4.6 million of collateral-dependent loans without an allowance and no collateral-dependent loans with an allowance at September 30, 2023.

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of September 30, 2023 and December 31, 2022 by class of loans: (in thousands)

September 30, 2023	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Accruing Loans Past Due	Nonaccrual with Allowance	Nonaccrual without Allowance	Current	Total
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$—	$159,958	$159,958
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	4,777	135,510	140,287
Commercial and industrial	—	—	—	—	—	—	143,371	143,371
Construction, land and acquisition & development	—	—	—	—	—	—	46,626	46,626
Residential mortgage	984	-	-	984	-	2,570	52,004	55,558
Consumer installment	83	—	—	83	—	290	114,843	115,216
Total	$1,067	$—	$—	$1,067	$—	$7,637	$652,312	$661,016

December 31, 2022	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Accruing Loans Past Due	Nonaccrual	Current	Total
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$85	$162,904	$162,989
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	3,312	132,408	135,720
Commercial and industrial	—	—	—	—	3	147,772	147,775
Construction, land and acquisition & development	85	—	—	85	—	37,073	37,158
Residential mortgage	2,341	533	249	3,123	3,185	45,016	51,324
Consumer installment	571	59	—	630	135	110,503	111,268
Total	$2,997	$592	$249	$3,838	$6,720	$635,676	$646,234

On January 1, 2023, the Bank adopted ASU 2022-02, which eliminated the accounting guidance for TDRs by creditors and enhanced the disclosure requirements for certain loan modifications to borrowers experiencing financial difficulty. There was one loan that was both experiencing financial difficulty and was modified during the nine months ended September 30, 2023.

There was one new residential mortgage loan modification to a borrower with financial difficulty for $26,000 during the nine months ended September 30, 2023. The maturity date was extended. No loan modifications made to a borrower with financial difficulty subsequently defaulted during the nine months ended September 30, 2023.

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of September 30, 2023 and December 31, 2022, and based on the most recent analysis performed, the risk category and year of origination of loans by class of loans is as follows: (in thousands)

	2023	2022	2021	2020	2019	Prior	Revolvers	Total
Pass
Commercial (secured by real estate - owner occupied)	$4,239	$28,079	$30,166	$23,411	$11,915	$53,082	$8,726	$159,618
Commercial (secured by real estate - non-owner occupied)	25,934	36,270	25,932	4,493	10,156	17,846	10,729	131,360
Commercial and industrial	17,836	22,111	28,494	15,849	17,743	27,950	13,388	143,371
Construction, land and acquisition & development	16,247	21,084	6,359	147	219	610	1,938	46,604
Residential mortgage	5,702	6,147	2,477	1,928	1,440	30,029	4,921	52,644
Consumer installment	34,341	51,590	19,639	5,818	2,451	289	654	114,782
Total pass	104,299	165,281	113,067	51,646	43,924	129,806	40,356	648,379
Special Mention
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	340	—	340
Commercial (secured by real estate - non-owner occupied)	—	—	3,561	—	—	543	—	4,104
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	224	—	224
Consumer installment	—	99	75	—	8	—	—	182
Total special mention	—	99	3,636	—	8	1,107	—	4,850
Substandard
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	—	—	—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	4,808	15	4,823
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	22	—	—	—	22
Residential mortgage	—	205	109	110	118	2,148	—	2,690
Consumer installment	—	79	146	6	21	—	—	252
Total substandard	—	284	255	138	139	6,956	15	7,787

Total	$104,299	$165,664	$116,958	$51,784	$44,071	$137,869	$40,371	$661,016
Current year to date period gross write-offs
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$4	$—	$4
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	3	—	3
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Consumer installment	—	111	90	11	—	—	—	212
Total current period gross write-offs	$—	$111	$90	$11	$—	$7	$—	$219

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

December 31, 2022	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate - owner occupied)	$162,541	$362	$86	$—	$162,989
Commercial (secured by real estate - non-owner occupied)	130,115	2,293	3,312	—	135,720
Commercial and industrial	147,772	—	3	—	147,775
Construction, land and acquisition & development	37,158	—	—	—	37,158
Residential mortgage	48,193	—	3,131	—	51,324
Consumer installment	111,049	84	135	—	111,268
Total	$636,828	$2,739	$6,667	$—	$646,234

(4) Intangible Assets

The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $717,000 at September 30, 2023. The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $574,000 at December 31, 2022. Aggregate amortization expense was $47,000 and $143,000 during for the three and nine months ended September 30, 2023 and 2022.

Goodwill acquired through acquisition was $17.2 million at September 30, 2023 and 2022. No impairment loss was recognized during the nine months ended September 30, 2023 and 2022.

(5) Deposits

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $35.4 million at September 30, 2023 and $26.4 million at December 31, 2022. Due to the FDIC insurance coverage rules and limits for a depositor's specific group of deposit accounts, it is important to note not all deposits in excess of $250,000 are uninsured.

Brokered CDs totaled $107.3 million and had a weighted average rate of 4.87% and a weighted average maturity of 31 months at September 30, 2023 and $34.9 million and had a weighted average rate of 4.50% and a weighted average maturity of 34 months at December 31, 2022.

(6) Borrowings

The following FHLB advances, which required monthly or quarterly interest payments, were outstanding at September 30, 2023:

Advance Date	Advance	Interest Rate	Maturity	Rate	Call Feature
1/6/2023	$10,000,000	4.22%	1/6/2026	Fixed	N/A
1/6/2023	10,000,000	3.94%	1/6/2028	Fixed	N/A
	$20,000,000

There were FHLB advances totaling $10.0 million consisting of advances with a book value of $10.0 million and no fair value adjustment as of December 31, 2022. At September 30, 2023 and December 31, 2022, the FHLB advances were collateralized by certain loans which totaled approximately $395.4 million and $384.4 million, and by the Company’s investment in FHLB stock which totaled approximately $1.5 million and $832,000 at September 30, 2023 and December 31, 2022. Acquired FHLB advances totaling $49.0 million were paid off during the nine months ended September 30, 2022. We were able to accrete to income the remaining $1.0 million fair value adjustment associated with these acquired advances, resulting in a reduction in interest expense for the nine months ended September 30, 2022. We also incurred $647,000 of prepayment penalties during the nine months ended September 30, 2022 in connection with the payoff of the acquired advances.

The Company had one FHLB letter of credit of $12.5 million, used to collateralize public deposits, outstanding at both September 30, 2023 and December 31, 2022.

The Company has Federal Funds unsecured lines of credit totaling $32.5 million. No amount was borrowed under these lines as of September 30, 2023.

We also have a line of $70.9 million with the Federal Reserve Bank of Atlanta Discount Window secured by $102.5 million in loans. No amount was outstanding on the unsecured lines of credit or the Discount Window at September 30, 2023

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(7) Employee Stock Ownership Plan

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

In 2017, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. In 2021, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing additional shares of the Company’s common stock. A total of 225,721 shares were purchased with the loan proceeds as part of the Company’s second stock offering. Total ESOP expense for the three and nine months ended September 30, 2023 and 2022 was approximately $74,000, $77,000, $220,000 and $237,000, respectively. The balance of the note payable of the ESOP was approximately $5.3 million at September 30, 2023 and December 31, 2022. Because the source of the loan payments is contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders’ equity. As of September 30, 2023 and December 31, 2022, 80,000 shares had been released.

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

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants during the nine months ended September 30, 2023 were as follows: dividend yield of 0%, expected volatility of 27.58%, risk-free interest rate of 3.84%, expected average life of 7.13, and weighted average per share fair value of options of $5.46.

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2022	484,519	$12.28	8.45	$1,522
Granted	57,500	14.40
Exercise of stock options*	(8,753)	11.14
Outstanding - March 31, 2023	533,266	$12.21	8.06	$1,439
Exercisable - March 31, 2023	125,255	$9.78	6.53	$643
Granted	—	—
Forfeited	—	—
Outstanding - June 30, 2023	533,266	$12.21	7.81	$934
Exercisable - June 30, 2023	189,515	$10.06	6.50	$607
Granted	7,500	$13.51
Forfeited	(8,000)	14.85
Outstanding - September 30, 2023	532,766	$12.19	7.57	$1,143
Exercisable - September 30, 2023	225,739	$10.81	6.64	$747

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

Restricted Stock	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value

Outstanding - December 31, 2022	169,504	$11.97
Granted	12,400	14.40
Outstanding - March 31, 2023	181,904	$12.08
Vested*	(27,147)	10.42
Outstanding - June 30, 2023	154,757	$12.08
Vested*	(20,867)	14.85
Outstanding - September 30, 2023	133,890	$12.08

* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 1,666 and 3,417 shares were surrendered during the three and nine months ended September 30, 2023.

The Company recognized approximately $258,000, $281,000, $782,000 and $460,000 of stock-based compensation expense during the three months and nine months ended September 30, 2023 and 2022 respectively, associated with its common stock awards granted to directors and officers.

As of September 30, 2023, there was approximately $2.9 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately 2.34 years.

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $48.0 million and $46.2 million at September 30, 2023 and December 31, 2022. They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2023 and December 31, 2022 (in thousands).

September 30, 2023	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$2,901	$2,901
Collateral dependent loans	—	—	4,600	4,600
Total assets at fair value	$—	$—	$7,501	$7,501

December 31, 2022	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$2,901	$2,901
Impaired loans	—	—	5,659	5,659
Total assets at fair value	$—	$—	$8,560	$8,560

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$61,503	$61,503	$26,324	$26,324
Investment securities available-for-sale	48,012	48,012	46,200	46,200
Investment securities held-to-maturity	34,183	32,925	26,527	26,251
Other investments	4,885	4,885	1,082	1,082
Loans, net	651,805	629,318	636,909	611,687
Bank owned life insurance	15,991	15,991	15,724	15,724
Financial liabilities:
Deposits	709,045	706,468	657,172	653,577
FHLB advances and other borrowings	20,000	20,374	10,025	10,025

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2023 and December 31, 2022 and for the three months and nine months ended September 30, 2023 and 2022 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this report on Form 10-Q.

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
•
changes in the value of our goodwill or other intangible assets;
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

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total assets increased $64.1 million, or 8.1%, to $855.4 million at September 30, 2023 from $791.3 million at December 31, 2022, due primarily to an increase in cash and cash equivalents as well as an increase in loans.

Cash and cash equivalents increased $35.2 million, or 133.6%, to $61.5 million at September 30, 2023 from $26.3 million at December 31, 2022 primarily due to cash received from an increase in deposits as well as an increase in Federal Home Loan Bank advances as we have increased our levels of liquidity in response to recent market events.

Net loans increased $14.9 million, or 2.3%, to $651.8 million at September 30, 2023 from $636.9 million at December 31, 2022. Construction loans increased $9.5 million, or 25.5%, to $46.6 million at September 30, 2023 from $37.2 million at December 31, 2022. Non-owner-occupied commercial real estate loans increased $4.6 million, or 3.5%, while one- to four-family residential real estate loans increased $4.2 million, or 8.2% and consumer installment loans increased $3.9 million or 3.5%. We experienced decreases in commercial and industrial loans ($4.4 million, or 3.0%) and owner-occupied commercial real estate loans ($3.0 million, or 1.9%).

Total investment securities increased $9.5 million, or 13.0%, to $82.2 million at September 30, 2023, from $72.7 million at December 31, 2022, as we continued to invest excess cash in securities in an effort to increase yield.

Total deposits increased $51.9 million, or 7.9%, to $709.0 million at September 30, 2023 from $657.2 million at December 31, 2022, reflecting an increase in certificates of deposit. Certificates of deposit increased $96.3 million, or 76.5%, to $222.3 million at September 30, 2023 from $126.0 million at December 31, 2022. This was partially offset by a decrease in non-time deposits of $44.5 million, or 8.4%, as we believe customers increased deposits in higher-yielding accounts during the current interest rate environment. The certificates of deposits increase included brokered deposits at September 30, 2023, totaling $107.3 million. Brokered deposits have an average life of 2.6 years and an average interest rate of 4.87%. The loan-to-deposit ratio at September 30, 2023 was 93.2%, as compared to 98.3% at December 31, 2022.

We had $20.0 million of FHLB advance and no other borrowings at September 30, 2023, compared to $10.0 million of Federal Home Loan Bank advances at December 31, 2022. We increased borrowings during the first quarter of 2023 to increase our liquidity position in response to recent market events, including the closures of Signature Bank and Silicon Valley Bank. During the second quarter, $15.0 million of FHLB borrowings matured, and an additional $20.0 million of FHLB borrowings was prepaid that was issued in first quarter of 2023.

Stockholders’ equity increased by $1.4 million, or 1.2% to $118.5 million at September 30, 2023 compared to $117.1 million at December 31, 2022, primarily due to net income of $4.9 million during the first nine months of 2023, partially offset by a decrease in additional paid in capital from the repurchase of 216,317 shares of our common stock totaling $3.0 million at an average price per share of $13.82.

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

	For the Three Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$660,456	$9,113	5.47%	$639,115	$7,734	4.80%
Investment securities held-to-maturity	34,158	525	6.10%	—	—	—
Investment securities available-for-sale	49,242	461	3.71%	44,690	289	2.56%
Interest-earning deposits and federal funds	68,892	889	5.12%	39,384	189	1.91%
Other investments	2,053	36	6.96%	1,163	12	4.19%
Total interest-earning assets	814,801	11,024	5.37%	724,352	8,224	4.50%
Non-interest-earning assets	51,971			49,770
Total assets	$866,772			$774,122

Interest-bearing liabilities:
Interest-bearing checking accounts	$90,682	$73	0.32%	$98,473	$47	0.19%
Money market accounts	142,346	987	2.75%	159,478	100	0.25%
Savings accounts	81,756	569	2.76%	83,484	187	0.89%
Certificates of deposit	232,276	2,286	3.90%	89,871	291	1.28%
Total interest-bearing deposits	547,060	3,915	2.84%	431,306	625	0.57%
FHLB advances and other borrowings	20,000	208	4.13%	13,696	73	2.12%
Total interest-bearing liabilities	567,060	4,123	2.88%	445,002	698	0.62%
Non-interest-bearing liabilities	180,868			211,986
Total liabilities	747,928			656,988
Total stockholders' equity	118,844			117,134
Total liabilities and stockholders' equity	$866,772			$774,122
Net interest rate spread			2.49%			3.88%
Net interest income		$6,901			$7,526
Net interest margin			3.36%			4.12%

	For the Nine Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$659,416	$26,131	5.30%	$616,141	$22,013	4.78%
Investment securities held-to-maturity	33,733	1,549	6.14%	—	—	—
Investment securities available-for-sale	49,616	1,299	3.50%	46,585	827	2.37%
Interest-earning deposits and federal funds	69,340	2,527	4.87%	43,125	286	0.89%
Other investments	2,285	109	6.38%	1,117	30	3.57%
Total interest-earning assets	814,390	31,615	5.19%	706,968	23,156	4.38%
Non-interest-earning assets	51,675			51,687
Total assets	$866,065			$758,655

Interest-bearing liabilities:
Interest-bearing checking accounts	$92,614	$172	0.25%	$97,463	$134	0.18%
Money market accounts	139,726	2,472	2.37%	151,654	282	0.25%
Savings accounts	88,528	1,680	2.54%	84,042	356	0.57%
Certificates of deposit	207,734	5,691	3.66%	91,493	840	1.23%
Total interest-bearing deposits	528,602	10,015	2.53%	424,652	1,612	0.51%
FHLB advances and other borrowings	33,975	1,109	4.36%	12,350	(874)	-9.46%
Total interest-bearing liabilities	562,577	11,124	2.64%	437,002	738	0.23%
Non-interest-bearing liabilities	184,871			203,164
Total liabilities	747,448			640,166
Total stockholders' equity	118,617			118,489
Total liabilities and stockholders' equity	$866,065			$758,655
Net interest rate spread			2.55%			4.15%
Net interest income		$20,491			$22,418
Net interest margin			3.36%			4.24%

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

	Three Months Ended September 30, 2023 vs. 2022			Nine Months Ended September 30, 2023 vs. 2022
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,141	$238	$1,379	$3,815	$303	$4,118
Investment securities held-to-maturity	495	30	525	1,459	90	1,549
Investment securities available-for-sale	153	19	172	398	74	472
Interest-earning deposits and federal funds	651	49	700	2,027	214	2,241
Other investments	22	2	24	75	4	79
Total interest-earning assets	2,462	338	2,800	7,774	685	8,459

Interest-bearing liabilities:
Interest-bearing checking accounts	(207)	233	26	(80)	118	38
Market rate checking accounts	(5,163)	6,050	887	(2,985)	5,175	2,190
Savings accounts	(1,421)	1,803	382	953	371	1,324
Certificates of deposit	1,913	82	1,995	4,649	202	4,851
Total interest-bearing deposits	(4,878)	8,168	3,290	2,537	5,866	8,403
FHLB advances	127	8	135	1,629	354	1,983
Total interest-bearing liabilities	(4,751)	8,176	3,425	4,166	6,220	10,386

Change in net interest income	$7,213	$(7,838)	$(625)	$3,608	$(5,535)	$(1,927)

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022

General. Net income was $1.6 million for the three months ended September 30, 2023 compared to $1.9 million for the three months ended September 30, 2022. The decrease was caused by an increase in interest expense offset partially by an increase in interest income.

Interest Income. Interest income increased $2.8 million, or 34.1%, to $11.0 million for the three months ended September 30, 2023 from $8.2 million for the three months ended September 30, 2022. The increase was due to increases in all categories of interest-earning assets. Interest income on loans increased $1.4 million, or 7.8%, to $9.1 million for the three months ended September 30, 2023 from $7.7 million for the three months ended September 30, 2022. The average yield on loans increased 67 basis points to 5.47% for the current quarter, as compared to 4.80% for the prior year period, due to the continued changes in the interest rate environment. In addition, our average balance of loans increased by $21.3 million, or 3.3%, to $660.5 million for the three months ended September 30, 2023 from $639.1 million for the three months ended September 30, 2022. The average balance of loans increased due to steady loan demand.

Interest income on interest-earning deposits and federal funds increased $700,000 to $889,000 for the three months ended September 30, 2023 from $189,000 for the three months ended September 30, 2022. The average balance of interest-earning deposits and federal funds increased $29.5 million to $68.9 million for the three months ended September 30, 2023 compared to $39.4 million for the three months ended September 30, 2022, as we held excess cash to increase liquidity, as described above. In addition, the yields we received on these funds increased to 5.12% from 1.91% due to the continued changes in the interest rate environment.

Interest income on available-for-sale and held-to-maturity securities increased $697,000 to $986,000 for the three months ended September 30, 2023 from $289,000 for the three months ended September 30, 2022. The average balance of held-to-maturity securities was $34.2 million for the three months ended September 30, 2023 compared to zero for the three months ended September 30, 2022, as we began to classify some new purchases as held-to-maturity.

Interest Expense. Interest expense increased $3.7 million to $4.1 million for the three months ended September 30, 2023, compared to $698,000 for the three months ended September 30, 2022, due to increases in the average balances of interest-bearing liabilities as well as the rates paid on such liabilities.

We recognized increases in all categories of interest-bearing liabilities. Interest expense on deposits increased to $3.9 million for the three months ended September 30, 2023 from $625,000 for the three months ended September 30, 2022. The largest increase was in interest expense on certificates of deposit, which increased $2.0 million to $2.3 million for the three months ended September 30, 2023. The average rate we paid on certificates of deposit increased 262 basis points to 3.90% for the three months ended September 30, 2023 from 1.28% for the three months ended September 30, 20222, due to the continued changes in the interest rate environment. In addition, the average balance of certificates of deposit increased $142.4 million to $232.3 million for the three months ended September 30, 2023 from $89.9 million for the three months ended September 30, 2022, as we believe customers increased deposits in higher-yielding accounts during the current interest rate environment in addition to the brokered deposits we took out during the first quarter to enhance liquidity. We also experienced increases of $887,000 in interest expense on money market accounts from $987,000 for the quarter ended September 30, 2023 and savings accounts of $382,000 to $569,000 for the quarter ended September 30, 2023, due to increases in the rates we paid on these accounts of 250 basis points and 187 basis points, respectively.

Interest expense on borrowings increased to $208,000 for the three months ended September 30, 2023 from $73,000 for the three months ended September 30, 2022. We increased borrowings during the first quarter of 2023 to increase our liquidity position in response to recent market events, including the closures of Signature Bank and Silicon Valley Bank.

Net Interest Income. Net interest income decreased $625,000, or 8.3%, to $6.9 million for the three months ended September 30, 2023 compared to $7.5 million for the three months ended September 30, 2022. Our net interest rate spread decreased to 2.48% for the three months ended September 30, 2023 from 3.88% for the three months ended September 30, 2022, and our net interest margin decreased to 3.36% for the three months ended September 30, 2023 from 4.12% for the three months ended September 30, 2022 as the rates we paid on interest-bearing liabilities increased faster than the yields we earned on our interest-earning assets, and as we paid off FHLB advances and recognized $1.0 million in accretion from fair value adjustments during the quarter ended March 31, 2022. Our average net interest-earning assets decreased to $247.7 million for the three months ended September 30, 2023 compared to $279.4 million for the three months ended September 30, 2022.

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

After an evaluation of these factors, we recorded no provision for credit losses for the three months ended September 30, 2023, compared to a provision of $187,000 for the three months ended September 30, 2022. Our allowance for credit losses was $9.2 million at September 30, 2023 , and $9.3 at December 31, 2022 and September 30, 2022. The allowance for credit losses to total loans was 1.39% at September 30, 2023 compared to 1.46% at December 31, 2022 and 1.43% at September 30, 2022. The allowance for credit losses to non-performing loans was 120.6% at September 30, 2023 compared to 138.8% at December 31, 2022 and 128.4% at September 30, 2022. Net charge-offs were $41,000 for the three months ended September 30, 2023, compared to net loan recoveries of $133,000 for the three months ended September 31, 2022.

To the best of our knowledge, we have recorded all credit losses that are both probable and reasonable to estimate at September 30, 2023. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $37,000, or 6.2%, to $630,000 for the three months ended September 30, 2023 from $593,000. There were no material changes in any categories of non-interest income.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,007	$3,187	$(180)	(5.6)%
Occupancy	637	675	(38)	(5.6)%
Advertising	59	128	(69)	(53.9)%
Data processing	525	486	39	8.0%
Other	1,178	1,014	164	16.2%
Total non-interest expenses	$5,406	$5,490	$(84)	(1.5)%

Salaries and employee benefits expense decreased due to changes in staffing.

Income Tax Expense. We recorded income tax expense of $502,000 for the three months ended September 30, 2023 compared to $581,000 for the three months ended September 30, 2022. The effective tax rate was 23.6% and 23.8% for the respective periods.

Comparison of Operating Results for the Nine Months Ended September 30, 2023 and 2022

General. Net income was $4.9 million for the nine months ended September 30, 2023 compared to $5.4 million for the nine months ended September 30, 2022. The decrease was caused by an increase in interest expense partially offset by an increase in interest income and a decrease in noninterest expenses and the provision for credit losses.

Interest Income. Interest income increased $8.5 million, or 36.5%, to $31.6 million for the nine months ended September 30, 2023from $23.2 million for the nine months ended September 30, 2022. The increase was due to increases in all categories of interest-earning assets. Interest income on loans increased $4.1 million, or 18.7%, to $26.1 million for the nine months ended September 30, 2023 from $22.0 million for the nine months ended September 30, 2022. Our average balance of loans increased by $43.3 million, or 7.0%, to $659.4 million for the nine months ended September 30, 2023 from $616.1 million for the nine months ended September 30, 2022. The average balance of loans increased due to steady loan demand. The average yield on loans increased 52 basis points to 5.30% for the current quarter, as compared to 4.78% for the prior year period, due to the continued changes in the interest rate environment.

Interest income on interest-earning deposits and federal funds increased $2.2 million to $2.5 million for the nine months ended September 30, 2023 from $286,000 for the nine months ended September 30, 2022. The average balance of interest-earning deposits and federal funds increased $26.2 million to $69.3 million for the nine months ended September 30, 2023 compared to $43.1 million for the nine months ended September 30, 2022, as we held excess cash to increase liquidity, as described above. In addition, the yields we received on these funds increased to 4.87% from 0.89% due to the continued changes in the interest rate environment.

Interest income on available-for-sale and held-to-maturity securities, increased $2.0 million to $2.8 million for the nine months ended September 30, 2023 from $827,000 for the nine months ended September 30, 2022. The average balance of held-to-maturity securities was $33.7 million for the nine months ended September 30, 2023 compared to zero for the nine months ended September 30, 2022, as we began to purchase held-to-maturity securities.

Interest Expense. Interest expense increased to $11.1 million for the nine months ended September 30, 2023, compared to $738,000 for the nine months ended September 30, 2022, due to increases in interest rate environment with respect to the current period as well as our repaying acquired FHLB borrowings in the previous period, recognizing $1.0 million in accretion from the fair value adjustments.

We recognized increases in all categories of interest-bearing liabilities. Interest expense on deposits increased to $10.1 million for the nine months ended September 30, 2023 from $1.6 million for the nine months ended September 30, 2022. The largest increase was in interest expense on certificates of deposit, which increased $4.9 million to $5.7 million for the nine months ended September 30, 2023. The average rate we paid on certificates of deposit increased 243 basis points to 3.66% for the nine months ended September 30, 2023 from 1.23% for the nine months ended September 30, 2022, due to the continued changes in the interest rate environment. In addition, the average balance of certificates of deposit increased $116.2 million to $207.7 million for the nine months ended September 30, 2023 from $91.5 million for the nine months ended September 30, 2022, as we believe customers increased deposits in higher-yielding accounts during the current interest rate environment in addition to the brokered deposits we took out during the first quarter to enhance liquidity. We also experienced increases in interest expense on money market accounts of $2.2 million to $2.5 million for the nine months ended September 30, 2023 and savings accounts of $1.3 million to $1.7 million for the nine months ended September 30, 2023, due to increases in the rates we paid on these accounts of 212 basis points and 197 basis points, respectively.

Interest expense on borrowings increased to $1.1 million for the nine months ended September 30, 2023 from negative $874,000 for the nine months ended September 30, 2022, due to our repaying acquired FHLB borrowings, and recognizing $1.0 million in accretion from the fair value adjustments on acquired advances in the previous period. We also increased borrowings during the first quarter of 2023 to increase our liquidity position in response to recent market events, including the closures of Signature Bank and Silicon Valley Bank.

Net Interest Income. Net interest income decreased $1.9 million, or 8.6%, to $20.5 million for the nine months ended September 30, 2023 compared to $22.4 million for the nine months ended September 30, 2022. Our net interest rate spread decreased to 2.55% for the nine months ended September 30, 2023 from 4.15% for the nine months ended September 30, 2022, and our net interest margin decreased to 3.36% for the nine months ended September 30, 2023 from 4.24% for the nine months ended September 30, 2022 as the rates we paid on interest-bearing liabilities increased faster than the yields we earned on our interest-earning assets, and as we paid off FHLB advances and recognized $1.0 million in accretion from fair value adjustments during the first quarter of 2022. Our average net interest-earning assets decreased to $251.8 million for the nine months ended September 30, 2023 compared to $270.0 million for the nine months ended September 30, 2022.

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

After an evaluation of these factors, we recorded a provision for credit losses of $7,000 for the nine months ended September 30, 2023, compared to a provision of $654,000 for the nine months ended September 30, 2022. Our allowance for credit losses was $9.2 million at September 30, 2023 and $9.3 million at December 31, 2022 and September 30, 2022. The allowance for credit losses to total loans was 1.39% at September 30, 2023 compared to 1.44% at December 31, 2022 and 1.43% at September 30, 2022. This reduces the overall allowance for credit loss to total loans percentage. The allowance for credit losses to non-performing loans was 120.6% at September 30, 2023 compared to 138.8% at December 31, 2022 and 132.8% at September 30, 2022. Net charge-offs were $114,000 for the nine months ended September 30, 2023, compared to net loan recoveries of $108,000 for the nine months ended September 30, 2023 .

To the best of our knowledge, we have recorded all credit losses that are both probable and reasonable to estimate at September 30, 2023. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income decreased $24,000 from $1.8 million for the nine months ended September 30, 2023 compared to $1.9 million for the nine months ended September 30, 2022.

Non-interest Expenses. Non-interest expenses information is as follows.

	Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$9,047	$9,219	$(172)	(1.9)%
Occupancy	1,919	1,798	121	6.7%
Advertising	238	326	(88)	(27.0)%
Data processing	1,504	1,476	28	1.9%
FHLB prepayment penalties	—	647	(647)	(100.0)%
Other	3,176	3,019	157	5.2%
Total non-interest expenses	$15,884	$16,485	$(601)	(3.6)%

We incurred FHLB prepayment penalties as we repaid FHLB advances in the first quarter of 2022, but recognized $1.0 million of fair value adjustments in making such repayments.

Income Tax Expense. We recorded income tax expense of $1.5 million for the nine months ended September 30, 2023 compared to $1.7 million for the nine months ended September 30, 2022. The effective tax rate was 23.6% for both periods.

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

The table below sets forth, as of September 30, 2023, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$30,973	1.41%
+200	30,806	0.87%
Level	30,541	—
-200	29,257	(4.20)%
-400	26,225	(14.13)%

(1) Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2023, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 0.87% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 4.20% decrease in net interest income. At September 30, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 1.86% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 7.32% decrease in net interest income.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At September 30, 2023, we had a $219.2 million line of credit with the Federal Home Loan Bank of Atlanta, with advances of $20.0 million outstanding and a $12.5 million letter of credit outstanding, and we had a $5.0 million unsecured federal funds line of credit, a $7.5 million unsecured federal funds line of credit, and a $20.0 million unsecured federal funds line of credit. We also have a line of $70.9 million with the Federal Reserve Bank of Atlanta Discount Window secured by $102.5 million in loans. No amount was outstanding on the unsecured lines of credit or the Discount Window at September 30, 2023.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $6.1 million for the nine months ended September 30, 2023, compared to $8.2 million for the nine months ended September 30, 2022. Net cash used in investing activities was $29.7 million for the nine months ended September 30, 2023, compared to $67.4 million for the nine months ended September 30, 2022. Net cash used in investing activities typically consists primarily of disbursements for loan originations and purchases of investment securities. Net cash provided by financing activities, which consists primarily of activity in deposit accounts and proceeds/repayments of FHLB advances, and a stock repurchase program, was $58.9 million for the nine months ended September 30, 2023 which included repaying $55.0 million of FHLB borrowings, borrowing $65.0 million in FHLB advances and repurchasing stock of $3.0 million, compared to net cash used in financing activities of $12.1 million for the nine months ended September 30, 2022, which included repaying $143.0 million of FHLB borrowings, borrowing $105.0 million in FHLB advances and repurchasing stock of $5.3 million.

We are committed to maintaining a strong liquidity position. In the first quarter, in order to further enhance liquidity, we issued $85.6 million of brokered deposits and borrowed $45.0 million in advances from the FHLB. During the second quarter, $4.0 million of brokered deposits matured, $15.0 million of FHLB borrowings matured, and an additional $20.0 million of FHLB borrowings was prepaid that was issued in first quarter of 2023. During the third quarter, $9.0 million of brokered deposits matured. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2023, we exceeded all of our regulatory capital requirements and the Bank is categorized as “well capitalized.” Management is not aware of any conditions or events since the most recent notification that would change our category. The Bank’s actual capital amounts and ratios for September 30, 2023 and December 31, 2022 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023:

Common Equity Tier 1 (to Risk Weighted Assets)	$93,230	12.14%	$34,558	4.50%	$49,917	6.50%
Total Capital (to Risk Weighted Assets)	102,832	13.39%	61,438	8.00%	76,798	10.00%
Tier I Capital (to Risk Weighted Assets)	93,230	12.14%	46,077	6.00%	61,437	8.00%
Tier I Capital (to Average Assets)	93,230	10.89%	34,244	4.00%	42,805	5.00%

As of December 31, 2022:
Common Equity Tier 1 (to Risk Weighted Assets)	$87,397	11.86%	$33,170	4.50%	$47,913	6.50%
Total Capital (to Risk Weighted Assets)	96,612	13.11%	58,970	8.00%	73,712	10.00%
Tier I Capital (to Risk Weighted Assets)	87,397	11.86%	44,227	6.00%	58,970	8.00%
Tier I Capital (to Average Assets)	87,397	10.97%	31,865	4.00%	39,832	5.00%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2023, we had outstanding commitments to originate loans of $76.5 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from September 30, 2023 totaled $73.9 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.
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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2023, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth information in connection with repurchases of shares of the Company’s common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)

July 1, 2023 through July 31, 2023	5,590	12.42	5,590	105,153
August 1, 2023 through August 31, 2023	5,593	14.14	5,593	99,560
September 1, 2023 through September 30, 2023	12,563	14.89	12,563	86,997
	23,746	$14.13	23,746	86,997

(1) The Board of Directors approved a stock repurchase program on October 31, 2022, which authorized the repurchase of up to 331,997 shares (approximately 5.0% of the then-outstanding shares). The total number of shares purchased as part of the publicly announced plan totaled 245,000 as of September 30, 2023. There is no expiration date for the stock repurchase plan.

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

101.0

The following materials for the quarter ended September 30, 2023, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive (Loss) Income, (iv) Statements of Changes in Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

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

AFFINITY BANCSHARES, INC.

Date:	November 9, 2023	/s/ Edward J. Cooney
Edward J. Cooney
President and Chief Executive Officer

Date:	November 9, 2023	/s/ Brandi Pajot
Brandi Pajot
Senior Vice President and Chief Financial Officer