Form 10-K
period 2023-12-31
Affinity Bancshares, Inc.
filed 2024-03-21
CIK 1823406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $11.69 as of June 30, 2023, was $63.4 million.

As of March 19, 2024 there were 6,416,628 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders. (Part III)

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
effects of conditions in the financial markets and economic conditions generally, either nationally or in our market areas, that are worse than expected;
•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
•
our ability to access cost-effective funding and to continue to fund our operations;
•
fluctuations in real estate values and both residential and commercial real estate market conditions;
•
demand for loans and deposits in our market area;
•
changes in liquidity, which is essential to our business;
•
the soundness of other financial institutions could adversely affect us;
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
•
the effects of environmental, social and governance change and societal and investor sentiment and governmental responses to environmental, social and governance matters;
•
the effects of domestic and international hostilities, including terrorism;
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and
•
the effects of any public health emergencies, pandemic disease, natural disaster, war, accident, or similar action or event.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Affinity Bancshares, Inc.

Affinity Bancshares, Inc. (“Affinity Bancshares”) is a Maryland corporation that was incorporated in 2020 to be the successor corporation to Community First Bancshares, Inc., a federal corporation, upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Community First Bancshares, MHC, the top tier mutual holding company of Community First Bancshares, Inc. Community First Bancshares, Inc. was the former mid-tier holding company for Affinity Bank (formerly named Newton Federal Bank). Prior to completion of the Conversion, approximately 54% of the shares of common stock of Community First Bancshares, Inc. were owned by Community First Bancshares, MHC. In conjunction with the Conversion, Community First Bancshares, Inc. was merged into Affinity Bancshares, Inc. (and ceased to exist) and Affinity Bancshares, Inc. became its successor holding company for Affinity Bank.

Affinity Bancshares, Inc. conducts its operations primarily through its wholly owned subsidiary, Affinity Bank, National Association, ("Affinity Bank"), a national bank. Affinity Bancshares, Inc. manages its operations as one unit, and thus does not have separate operating segments. At December 31, 2023, Affinity Bancshares, Inc. had total assets of $843.3 million, loans of $659.9 million, deposits of $674.4 million, and stockholders’ equity of $121.5 million.

The executive offices of Affinity Bancshares, Inc. are located at 3175 Highway 278, Covington, Georgia 30014, and its telephone number is (770) 786-7088. Affinity Bancshares, Inc. is subject to comprehensive regulation and examination by the Federal Reserve Board.

Affinity Bank

Affinity Bank is a national bank headquartered in Covington, Georgia. Affinity Bank changed its name from Newton Federal Bank in connection with the Conversion. Newton Federal Bank was originally chartered in 1928 as a Georgia-chartered mutual building and loan association under the name Newton County Building and Loan Association, and we continue to operate under the name “Newton Federal Bank, a Division of Affinity Bank” in Newton Federal Bank’s legacy market area. We converted to a national bank charter in September 2023.

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

Competition

We face competition within our local market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2023 (the most recent date for which data is available), our market share of deposits represented 21.09% of Federal Deposit Insurance Corporation-insured deposits in Newton County and 1.62% in Cobb County, ranking us first and 13th, respectively, in market share of deposits out of eight institutions operating in Newton County and 24 institutions operating in Cobb County.

Lending Activities

General. Our historical lending activity consists of originating commercial real estate loans, commercial and industrial loans and residential real estate loans and, to a lesser extent, construction and land loans and consumer loans. We have a specialized expertise in lending to dentists and dental practices, since 2002, with loans to the dental industry totaling $176.1 million, or 26.7% of our loan portfolio, as of December 31, 2023. Of this amount, 62% consisted of commercial business loans and 38% consisted of commercial real estate loans, with the remaining amount being unsecured loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. In addition to the loans included in the table below, at December 31, 2023, we had no loans held for sale, no loans in process, $911,000 of deferred loan fees, and $2.8 million in indirect auto dealer reserve costs.

	At December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial (secured by real estate - owner occupied)	$157,691	23.89%	$162,989	25.22%
Commercial (secured by real estate - non-owner occupied)	145,100	21.99%	135,720	21.00%
Commercial and industrial	140,407	21.28%	147,775	22.87%
Construction, land and acquisition & development	47,685	7.23%	37,158	5.75%
Residential mortgage 1-4 family	53,650	8.13%	51,324	7.94%
Consumer installment	115,343	17.48%	111,268	17.22%
Total	659,876	100.00%	646,234	100.00%
Less:
Allowance for losses	(8,921)		(9,325)
Total loans, net	$650,955		$636,909

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

December 31, 2023	Due in one year or less	After one through five years	After five through 15 years	After 15 years	Total
	(In thousands)
Amounts due in:
Commercial (secured by real estate - owner occupied)	$16,222	$55,803	$76,391	$9,275	$157,691
Commercial (secured by real estate - non-owner occupied)	4,032	79,899	52,644	8,525	145,100
Commercial and industrial	2,976	27,918	107,860	1,653	140,407
Construction, land and acquisition & development	39,469	5,898	1,102	1,216	47,685
Residential mortgage	636	5,872	21,796	25,346	53,650
Consumer installment	743	70,695	43,905	—	115,343
	$64,078	$246,085	$303,698	$46,015	$659,876

The following table sets forth our fixed and adjustable-rate loans at December 31, 2023 that are contractually due after December 31, 2024.

	Due After December 31, 2024
	Fixed	Adjustable	Total
	(In thousands)
Commercial (secured by real estate - owner occupied)	$137,470	$3,999	$141,469
Commercial (secured by real estate - non-owner occupied)	121,797	19,271	141,068
Commercial and industrial	133,695	3,736	137,431
Construction, land and acquisition & development	4,833	3,383	8,216
Residential mortgage 1-4 family	36,591	16,423	53,014
Consumer installment	114,102	498	114,600
Total loans	$548,488	$47,310	$595,798

Commercial and Industrial Loans. We make commercial and industrial loans, primarily in our market area, to a variety of professionals, sole proprietorships and small businesses, including dental loans, which are originated throughout the Southeastern United States. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2023, commercial and industrial loans were $140.4 million, or 21.3% of our gross loans. As part of our relationship driven focus, we encourage our commercial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and net interest margin.

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

Our commercial business loans to dental professionals totaled $109.8 million at December 31, 2023. The significant majority of these loans are secured by practice assets with the goodwill of each practice providing the value for lending. We consider numerous factors when underwriting dental loans, including transactional risk related to the selling doctor in a practice purchase, if applicable, procedures performed, insurance taken and the good standing of the dentist by state boards. We lend across all dental specialties: general, cosmetic, orthodontist, endodontist, periodontist, pediatric, and oral surgery. The majority of our dental loans are originated to professionals and practices located in the State of Georgia, with the remainder originated through the adjoining states. We target dental practice loans with principal balances between $250,000 and $750,000, although we will originate dental practice loans with principal balances in excess of $750,000. Most of our dental loans are to solo practitioners or small practices with two professionals. We remain knowledgeable of trends in the dental industry through regular contact with our borrowers as well as through our participation in dental managers associations and our dental advisory board.

Our largest commercial and industrial loan at December 31, 2023 totaled $3.9 million, was originated in 2020 and is secured by all business assets. At December 31, 2023, this loan was performing in accordance with its terms.

Commercial Real Estate Loans. Our commercial real estate loans (which includes owner occupied and non-owner occupied loans) are secured primarily by dental/medical professional properties, church campuses and other small businesses. At December 31, 2023, we had $302.8 million in commercial real estate loans, representing 45.9% of our total loan portfolio. At that date, $157.7 million, or 23.9% of our commercial real estate loans, were secured by owner-occupied properties. This amount included $66.3 million of dental loans, $17.6 million of church loans and $4.5 million of multi-family residential real estate loans.

Most of our commercial real estate loans are balloon loans with a five-year initial term and a 20-year amortization period. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. All of our commercial real estate loans are subject to our underwriting procedures and guidelines. At December 31, 2023, our largest commercial real estate loan totaled $8.6 million and is secured by a well-established, anchored, retail shopping center. At December 31, 2023, this loan was performing in accordance with its terms.

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

Residential Mortgage Loans. At December 31, 2023, we had $53.7 million of loans secured by one- to four-family real estate, representing 8.1% of our total loan portfolio. We currently originate adjustable-rate and fixed-rate one- to four-family residential real estate loans, although our ability to originate adjustable-rate residential mortgage loans is significantly limited in the current interest rate environment. We historically originated fixed-rate one- to four-family residential real estate loans with balloon terms, but recently began originating adjustable-rate one- to four-family residential real estate loans. At December 31, 2023, $16.6 million, or 31.0%, of our one- to four-family residential real estate loans were adjustable-rate loans.

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

Construction and Land Loans. We make construction loans, primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2023, our residential construction loans totaled $47.7 million, representing 7.2% of our total loan portfolio, and included $4.7 million of land loans. At December 31, 2023 there was $592,000 single-family construction loans to individuals and $37.5 million were to contractors and builders. In addition, we had $4.9 million of commercial construction and development loans as of December 31, 2023, which included $3.4 million of commercial development and land loans.

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

Consumer Loans. We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. Our consumer loans generally consist of indirect loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. At December 31, 2023, consumer and other loans were $115.3 million, or 17.5% of gross loans.

In 2018, we established our indirect automobile lending division, Affinity Bank Dealer Select (“ABDS”, and formerly named Community First Auto), which currently operates from an office in Monroe, Georgia. This division has an experienced manager and sales team to operate this line of business. At December 31, 2023, we had $113.3 million in indirect automobile loans, and our internal policies limit such loans to 200% of capital and 25% of our loan portfolio.

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

We sometimes purchase whole loans from third parties to supplement our loan production. These loans generally consist of loans to health care professionals and loans secured by manufactured housing. At December 31, 2023, we had $9.4 million of whole loans that we purchased. The majority of our purchased loans are to borrowers who are not located in our primary market area.

In addition from time to time, we may purchase or sell participation interests in loans. We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures. At December 31, 2023, we had $1.4 million of committed funds for loan participation interests that we purchased, and at that date, we had $12.6 million of loans for which we had sold participation interests.

We do not originate significant amounts of loans for sale, but we occasionally sell loans, primarily to generate fee income. At December 31, 2023, we had no loans held for sale.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that Affinity Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Affinity Bank’s unimpaired capital and surplus. At December 31, 2023, based on the 15% limitation, Affinity Bank’s loans-to-one-borrower limit was approximately $15.7 million. On the same date, Affinity Bank had no borrowers with outstanding balances in excess of this amount. At December 31, 2023, our largest loan relationship with one borrower was for $10.7 million, of which was $9.0 million was funded, which was for commercial real estate, and the underlying loans were performing in accordance with their terms on that date.

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

All loan approval amounts are based on the aggregate loans (total credit exposure), including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. Our Chief Executive Officer and our Chief Credit Officer each has individual authorization to approve loans up to $1.0 million, and, combined, can approve loans up to $3.5 million. Two Senior Credit Managers can approve loans up to $500,000 each, or the two of these individuals together can approve loans up to $1.0 million combined. No individual loan officer has approval authority in excess of $300,000 individually, and such authority cannot be combined with other officers. Loans in excess of $3.5 million require the approval of our full board of directors.

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

Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis. Management determines that a loan non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to non-performing, the measurement of the loan in the allowance for credit losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for specific reserve based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit loss ("ACL") on loans and leases, a change to the allowance for credit losses is generally not recorded upon modification. However, when principal forgiveness is provided, the amortized cost basis of the asset is written off against the ACL on loans and leases. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

Delinquent Loans. The following tables set forth our loan delinquencies, by type and amount at the dates indicated.

	At December 31,
	2023					2022
	30-59 Days Past Due	60-89 Days Past Due		90 Days or More Past Due		30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Commercial (secured by real estate - owner occupied	$—		$—		$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied	—		—		—	—	—	—
Commercial and industrial	—		—		—	—	—	—
Commercial, land and acquisition & development	—		—		—	85	—	—
Residential mortgage	2,534		—		—	2,341	533	249
Consumer installment	246		—		—	571	59	—
Total	$2,780	$		$		$2,997	$592	$249

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	At December 31,
	2023	2022
	(Dollars in thousands)
Non-accrual loans:
Commercial (secured by real estate - owner occupied)	$—	$85
Commercial (secured by real estate - non-owner occupied)	4,505	3,312
Commercial and industrial	—	3
Construction, land and acquisition & development	—	—
Residential mortgage 1-4 family	2,504	3,185
Consumer installment	417	135
Total non-accrual loans	7,426	6,720
Accruing loans past due 90 days or more	—	249
Commercial (secured by real estate - owner occupied)
Commercial (secured by real estate - non-owner occupied)	2,850	2,901
Commercial and industrial	—	—
Construction, land and acquisition & development	—	—
Residential mortgage 1-4 family	—	—
Consumer installment	—	—
Total real estate owned	2,850	2,901
Total non-performing assets	$10,276	$9,870
Total non-performing loans to total loans	1.13%	1.04%
Total non-performing assets to total assets	1.22%	1.25%

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

Allowance for Credit Losses

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

As an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process for establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	Years Ended December 31,
	2023	2022
	(Dollars in thousands)
Allowance at beginning of period	$9,325	$8,559
Provision for credit losses	—	704
Charge offs:
Commercial (secured by real estate - owner occupied)	(204)	—
Commercial (secured by real estate - non-owner occupied)	—	—
Commercial and industrial	(3)	(26)
Construction, land and acquisition & development	—	—
Residential mortgage 1-4 family	—	—
Consumer installment	(307)	(123)
Total charge-offs	(514)	(149)
Recoveries:
Commercial (secured by real estate - owner occupied)	8	123
Commercial (secured by real estate - non-owner occupied)	—	—
Commercial and industrial	1	21
Construction, land and acquisition & development	—	—
Residential mortgage 1-4 family	49	39
Consumer installment	52	28
Total recoveries	110	211
Net (charge-offs) recoveries	(404)	62
Allowance at end of period	$8,921	$9,325
Allowance to non-performing loans	120.14%	138.75%
Allowance to total loans outstanding at the end of the period	1.35%	1.44%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.06)%	0.01%

The following table sets forth information with respect to charge-offs and recoveries by loan category.

	For the Year Ended December 31,
	2023			2022
	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance
Commercial (secured by real estate - owner occupied)	$163,863	$196	0.12%	$157,482	$(123)	(0.08)%
Commercial (secured by real estate - non-owner occupied)	142,404	—	—	131,136	—	—
Commercial and industrial	148,149	2	0.00%	156,682	5	0.00%
Construction, land and acquisition & development	40,337	—	—	31,842	—	—
Residential mortgage	52,208	(49)	(0.09)%	55,416	(39)	(0.07)%
Consumer installment	113,798	255	0.22%	91,853	95	0.10%
Total gross loans	660,759	$404	0.06%	624,411	$(62)	0.01%
Deferred loan fees, net	714			1,048
Total loans outstanding at end of year	$660,045		0.06%	$623,363		0.01%

Allocation of Allowance for Credit Losses. The following tables set forth the allowance for credit losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2023			2022
	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial (secured by real estate - owner occupied)	$1,397	17.46%	23.89%	$2,403	25.89%	25.22%
Commercial (secured by real estate - non-owner occupied)	1,298	16.23%	21.99%	2,079	22.40%	21.00%
Commercial and industrial loans	1,806	22.57%	21.28%	2,292	24.70%	22.87%
Construction and land	927	11.59%	7.23%	487	5.25%	5.75%
One- to four-family residential	1,038	12.98%	8.13%	$345	3.72%	7.94%
Consumer loans	1,534	19.17%	17.48%	1,675	18.05%	17.22%
Total allocated allowance	8,000	100.00%	100.00%	9,281	100.00%	100.00%
Unallocated	921			44
Total	$8,921			$9,325

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

At December 31, 2023, our investment portfolio consisted of U.S. Treasury securities, securities and obligations issued by U.S. government-sponsored enterprises and the Federal Home Loan Bank of Atlanta, municipal securities and corporate securities. At December 31, 2023, we owned $2.5 million of Federal Home Loan Bank of Atlanta stock. As a member of Federal Home Loan Bank of Atlanta, we are required to purchase stock in the Federal Home Loan Bank of Atlanta, which stock is carried at cost and classified as restricted equity securities. In addition, at December 31, 2023, we owned $250,000 of First National Bankers Bank stock and $2.7 million in Federal Reserve Bank stock. The table below presents the maturity schedule at December 31, 2023 for available-for-sale securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
		(Dollars in thousands)

U.S. Treasury securities	$—	—	$2,984	1.33%	$2,163	1.69%	$—	—	$5,147	$4,498	1.48%
Municipal securities – tax exempt	—	—	—	—	—	—	527	2.04%	527	442	2.04%
Municipal securities – taxable	—	—	—	—	2,530	2.44%	—	—	2,530	2,135	2.44%
U.S. Government sponsored enterprises	—	—	—	—	2,022	1.62%	9,815	2.46%	11,837	8,630	2.32%
Government agency mortgage-backed securities	5	2.99%	2,806	2.35%	11,139	2.38%	4,693	1.97%	18,643	15,948	2.27%
Corporate securities	—	—	3,958	7.25%	14,397	4.74%	—	—	18,355	16,908	5.28%
Total	$5	2.99%	$9,748	4.03%	$32,251	3.34%	$15,035	2.29%	$57,039	$48,561	3.18%

Following is a maturity schedule at December 31, 2023 for held-to-maturities securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
		(Dollars in thousands)

U.S. Treasury securities	$999	4.48%	$—	—	$—	—	$—	—	$999	$995	4.48%
Government agency mortgage-backed securities	—	—	—	—	—	—	795	3.51%	795	719	3.51%
Corporate securities	—	—	16,770	6.10%	15,687	6.43%	—		32,457	32,121	6.26%
Total	$999	4.48%	$16,770	6.10%	$15,687	6.43%	$795	3.51%	$34,251	$33,835	6.15%

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

Deposits. Our deposits are generated primarily from our primary market area. We also generate deposits nationwide through our virtual bank, FitnessBank, which accepts deposits and provides higher interest rates based on customers meeting certain fitness goals. We offer a selection of deposit accounts, including savings accounts, checking accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have the authority to accept brokered deposits and had $107.3 million in brokered certificate of deposits as of December 31, 2023. We also offer a Kasasa (rewards) deposit program, which promotes free checking accounts with either attractive interest rates or cash-back rewards.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2023			2022
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Non-interest-bearing checking	$154,689	22.93%	—	$190,297	28.96%	—
Interest-bearing checking	85,362	12.66%	0.29%	91,167	13.87%	0.18%
Money market accounts	138,673	20.56%	2.52%	148,097	22.54%	0.49%
Savings accounts	74,768	11.09%	2.62%	101,622	15.46%	0.96%
Certificates of deposit	220,951	32.76%	3.81%	125,989	19.17%	1.48%
Total	$674,443	100.00%	2.09%	$657,172	100.00%	0.41%

As of December 31, 2023, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 was approximately $31.2 million. The following table sets forth the maturity of these certificates as of December 31, 2023.

At December 31, 2023
(In thousands)
Maturity Period:
Three months or less	$7,258
Over three through six months	755
Over six through twelve months	14,982
Over twelve months	8,168
Total	$31,163

At December 31, 2023 and 2022, we had $245.0 million and $308.4 million of deposits where the total balanced exceeded $250,000, respectively, which is the federal deposit insurance limit. At December 31, 2023 and 2022, there was $95.5 million and $168.2 million, respectively of uninsured deposits. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements. As of those dates, we had no deposits that were uninsured for any reason other than being in excess of the federal deposit insurance limit.

Borrowings. As of December 31, 2023, we had $64.0 million available on our line of credit with the Federal Home Loan Bank of Atlanta. The balances outstanding in FHLB advances were $40.0 million and $10.0 million at December 31, 2023 and 2022, respectively. The weighted average rate was 3.86% and 4.23% at December 31, 2023 and 2022, respectively.

In addition to the Federal Home Loan Bank of Atlanta line of credit, we have three unsecured federal funds lines of credit, in total $32.5 million. At December 31, 2023 and 2022 $0 and $25,000 was outstanding on one of these lines of credit.

Subsidiary Activities

Affinity Bancshares, Inc. has no subsidiaries other than Affinity Bank.

Personnel

As of December 31, 2023, we had 91 full-time employees and two part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2023 and 2022, Affinity Bancshares, Inc. had no minimum tax credit carryovers.

Net Operating Loss Carryovers. As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry net operating losses forward indefinitely. At December 31, 2023 and 2022, Affinity Bancshares, Inc. had no federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period is not deductible. At December 31, 2023 and 2022, Affinity Bancshares, Inc. had no capital loss carryovers.

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

Net Operating Loss Carryovers. Generally, Georgia law conforms to federal law and a financial institution may carry back Georgia net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2023 and 2022, Affinity Bank had no Georgia net operating loss carryforwards.

Bank Tax Credit. All financial depository institutions that conduct business or own property in Georgia are required to file a Georgia Financial Institutions Business Occupation Tax based on Georgia gross receipts. Any local license tax and state occupation tax paid a depository financial institution is credited dollar for dollar against any state corporate income tax liability of such institution for the tax year during which any such tax is paid. Any unused credits may be carried forward for five years. All bank tax credits were utilized in 2021, so there are no bank tax credits remaining at December 31, 2023 and 2022.

Maryland State Taxation. As a Maryland business corporation, Affinity Bancshares is required to file an annual report with and pay franchise taxes to the State of Maryland.

SUPERVISION AND REGULATION

General

As a national bank, Affinity Bank is subject to examination and regulation by the Office of the Comptroller of the Currency, and is also subject to the Federal Deposit Insurance Corporation's backup examination authority. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Affinity Bank may engage and is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s Deposit Insurance Fund, not for the protection of security holders. Affinity Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of credit loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in supervisory or enforcement actions by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Affinity Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant laws and regulations related to anti-money laundering and anti-terrorist financing , community reinvestment, and fair lending. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

As a bank holding company, Affinity Bancshares, Inc. is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. Affinity Bancshares, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

Federal Banking Regulation

Business Activities. A national bank derives its lending and investment powers from the National Bank Act, as amended, and applicable federal regulations. Under these laws and regulations, Affinity Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business and consumer loans and leases, certain types of securities and certain other loans and assets. Unlike federal savings banks, national banks are not generally held to specified percentages of assets on various types of lending. Affinity Bank may also establish subsidiaries that engage in activities permitted for Affinity Bank as well as certain other activities.

Capital Requirements. Federal regulations require federally-insured depository institutions, including national banks to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a Tier 1 capital to total assets leverage ratio of 4.0%.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In determining the amount of risk-weighted assets for calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to-four family residential mortgages and certain qualifying multi-family mortgage loans, a risk weight of 100% is assigned to commercial, commercial real estate and consumer loans, a risk weight of 150% is assigned to certain past due loans and high volatility commercial real estate loans, and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

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

At December 31, 2023 and 2022, Affinity Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a national bank, may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the bank's capital and surplus. An additional amount may be loaned, equal to 10% of the bank's capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2023 and 2022, Affinity Bank was in compliance with the loans-to-one borrower limitations.

Dividends. Federal law and OCC regulations govern cash dividends by a national bank. A national bank is authorized to pay such dividends from undivided profits but must receive prior OCC approval if the total amount of dividends (including the proposed dividend) exceeds its net income in that year and the prior two years less dividends previously paid. A national bank may not pay a dividend if the dividend does not comply with applicable regulatory capital requirements, and the bank may be further limited in payment of cash dividends if it does not maintain the capital conservation buffer described previously.

Community Reinvestment Act and Fair Lending Laws. All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The Office of the Comptroller of the Currency is required to assess the national bank’s records of compliance with the Community Reinvestment Act. A bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating. Affinity Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

The Office of the Comptroller of the Currency’s current Community Reinvestment Act regulations for banks of Affinity Bank’s asset size are generally based upon objective criteria of the performance of institutions under two key assessment tests: (i) a lending test; and (ii) a community development test. On October 24, 2023, the Office of the Comptroller of the Currency and the other federal banking agencies issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.” The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

Transactions with Affiliates and Loans to Insiders. An insured depository institution’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation, Regulation W. An "affiliate" includes a company that controls, or is under common control with, an insured depository institution such as Affinity Bank. Affinity Bancshares, Inc. will be an affiliate of Affinity Bank because of its control of Affinity Bank. In general, "covered transactions" between an insured depository institution and its affiliates, as defined in Section 23A and Regulation W, are subject to certain quantitative limits and collateral requirements. "Covered transactions" with affiliates must be consistent with safe and sound banking practices and may, not involve the purchase of low-quality assets. Under Section 23B and Regulation W, transactions with affiliates must generally be on terms that are as substantially the same, or at least as favorable to the institution, as those prevailing at the time for comparable transactions with or involving non-affiliates.

Affinity Bank’s authority to extend credit to its and its affiliates' directors, executive officers and 10% stockholders (insiders), as well as to entities controlled by such persons (related interests), is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders and their related interests:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•
not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Affinity Bank’s capital and surplus.

In addition, extensions of credit to insiders and their related interests in excess of certain limits must be approved by a majority of Affinity Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over national banks and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, employees, and stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in specified misconduct that causes or is likely to cause loss or a significant adverse effect on the bank. Formal enforcement action by the Office of the Comptroller of the Currency may range from the assessment of civil money penalties and the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. The maximum civil money penalties that can be assessed are generally based on the type and severity of the violation, unsafe and unsound practice or breach of fiduciary duty, and are adjusted annually for inflation. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular bank. If such action is not taken, the Federal Deposit Insurance Corporation has authority to take the action under specified circumstances.

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

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater, and a common equity Tier 1 capital ratio of 6.5% or greater. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 capital ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 capital ratio of less than 3.0%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on the payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable capital restoration plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including: a regulatory order to sell sufficient voting stock to become adequately capitalized; requirements to reduce total assets, cease receipt of deposits from correspondent banks, or dismiss of directors or officers; and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after they obtain such status.

The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

At December 31, 2023 and 2022, Affinity Bank met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the Federal Deposit Insurance Corporation insures deposits at Federal Deposit Insurance Corporation-insured financial institutions such as Affinity Bank, generally up to a maximum of $250,000 per separately insured depositor per account ownership category. The Federal Deposit Insurance Corporation charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

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

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or condition imposed by the Federal Deposit Insurance Corporation. We do not know of any practice, condition or violation that may lead to termination of our deposit insurance.

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

The Bank Secrecy Act, USA PATRIOT Act, and Anti-Money Laundering Regulations. Affinity Bank must comply with the anti-money laundering provisions of the Bank Secrecy Act as amended by the USA PATRIOT Act, and implementing regulations issued by the Office of the Comptroller of the Currency and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury. Together, the Bank Secrecy Act and the USA PATRIOT Act require Affinity Bank to implement a compliance program to detect and prevent money laundering, terrorist financing, and illicit crime, to establish a customer identification program and other internal controls, conduct customer due diligence, administer training, maintain specified records, and report suspicious activity, among other things. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with the Bank Secrecy Act, USA PATRIOT Act, and regulations implemented thereunder.

Prohibitions Against Tying Arrangements. National banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

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
•
Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected;
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
•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
•
Regulations of the Office of Foreign Assets Control that enforce economic and trade sanctions programs based on United States foreign policy and national security goals.

Holding Company Regulation

Affinity Bancshares, Inc. is a bank holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over Affinity Bancshares, Inc. and its bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Affinity Bank.

Affinity Bancshares, Inc.’s activities are limited to the activities permissible for bank holding companies, which generally include activities deemed by the Federal Reserve Board to be closely related or a proper incident to banking or managing or controlling banks. A bank holding company that meets certain criteria may elect to be regulated as a financial holding company and thereby engage in a broader array of financial activities, such as underwriting equity securities and insurance. Affinity Bancshares, Inc. has not elected to be regulated as a financial holding company.

Federal law prohibits a bank holding company from acquiring, directly or indirectly, more than 5% of a class of voting securities of, or all or substantially all of the assets of, another bank or bank holding company, without prior written approval of the Federal Reserve Board. In evaluating applications by bank holding companies to acquire banks, the Federal Reserve Board considers, among other things, the financial and managerial resources and future prospects of the parties, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and needs of the community, competitive factors and compliance with anti-money laundering laws.

Bank holding companies with greater than $3 billion in total consolidated assets are subject to consolidated regulatory capital requirements. Bank holding companies such as Affinity Bancshares, Inc. with less than $3 billion of assets are not subject to consolidated capital requirements unless otherwise advised by the Federal Reserve Board.

The Federal Reserve Board has promulgated regulations implementing the “source of strength” doctrine that require holding companies, including bank holding companies, to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued supervisory policies regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate of earnings retention is inconsistent with the holding company’s capital needs and overall financial condition. The guidance also provides for prior consultation with supervisory staff for material increases in the amount of a holding company’s common stock dividend. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock , to provide opportunity for supervisory review and possible objection, if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Affinity Bancshares, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a bank holding company, such as Affinity Bancshares, Inc. , unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act, means ownership, control of or the power to vote 25% or more of any class of voting stock. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the Change in Bank Control Act’s implementing regulations under certain circumstances including where, as is the case with Affinity Bancshares, Inc. the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Federal Securities Laws

Affinity Bancshares, Inc.'s common stock is registered with the Securities and Exchange Commission. Affinity Bancshares, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with this Act and its implementing regulations, and we review and document such policies, procedures and systems to ensure continued compliance with this Act and its implementing regulations.

ITEM 1A. Risk Factors

Not applicable, as Affinity Bancshares, Inc. is a “smaller reporting company.”

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. We use people, process, and technology controls to manage and mitigate cybersecurity risk. Our Chief Operations Officer is primarily responsible for this cybersecurity component and is a key member of the Information Technology (“IT”) Committee, reporting directly to the Chief Executive Officer and, as discussed below, periodically to the board of directors. Our Chief Operations Officer has more than 15 years with the Company.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. Our Chief Operations Officer along with members of the IT Committee, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.

We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain. We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

In many instances we rely on third-party providers to facilitate providing products and services to our customers. As a part of our overall cybersecurity risk management framework and, in addition to assessing our own cybersecurity preparedness, we also have a process in place to manage cybersecurity risks associated with third-party service providers. To help mitigate adverse impacts from a cybersecurity incident, we assess third-party vendors as a part of our vendor onboarding and continued due diligence which includes processes to assess information security posture. Depending upon the level of perceived security risk, we may impose security requirements upon a supplier, including: maintaining an effective security management program; abiding by information handling and asset management requirements; and notifying us in the event of any known or suspected cyber incident. We periodically conduct (or engage a third party to conduct) reviews of third-party hosted applications with a specific focus on any sensitive data shared with third parties. The internal business owners of hosted applications, depending upon the level of risk, are required to provide a report as to their controls (e.g., a System and Organization Controls (SOC) 2 or ISO 27001 (Information and Security Certification) or similar report).

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the Board. The Incident Response Plan is coordinated through the Chief Operations Officer and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated and tested at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected our company.

Our board of directors has established the IT Committee, which focuses on technology impact on all aspects of the bank. The IT Committee provides oversight and governance of the technology program including the information security program. The IT Committee includes the Chief Operations Officer and key departmental managers from throughout the entire company. The IT Committee generally meets monthly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings occur from time to time in accordance with the Incident Response Plan in order to facilitate timely informing and monitoring efforts. The Chief Operations Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken to the IT Committee on a monthly basis (or more frequently as may be required by the Incident Response Plan).

The board of directors is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Chief Operations Officer provides monthly reports to our board of directors regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The board of directors reviews and approves our information security and technology budgets and strategies annually.

ITEM 2. Properties

As of December 31, 2023, the net book value of our office properties was $2.0 million, and the net book value of our furniture, fixtures and equipment was $1.2 million. Our properties include our main office and branch office in Covington and leased offices in Atlanta, Alpharetta, and Monroe. We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

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

Not applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the symbol “AFBI.” As of March 19, 2024 we had 306 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 6,416,628 shares of common stock outstanding.

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

There were no sales of unregistered securities during the quarter ended December 31, 2023.

Shares of the Company’s common stock totaling 21,034 were repurchased during the quarter ended December 31, 2023 as outlined below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)

October 1, 2023 through October 31, 2023	16,652	$14.49	16,652	70,345
November 1, 2023 through November 30, 2023	4,382	14.36	4,382	65,963
December 1, 2023 through December 31, 2023	—	—	—	65,963
	21,034	$14.46	21,034	65,963

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

Overview

Total assets increased $52.0 million, or 6.6%, to $843.3 million at December 31, 2023 from $791.3 million at December 31, 2022. The increase was due primarily to increases in net loans ($14.0 million, or 2.2%), cash and cash equivalents of ($23.7 million, or 90.0%) and investments (available-for-sale, held-to-maturity, and other) ($14.4 million or 19.5%).

Net income decreased $686,000, or 9.6%, to $6.4 million for the year ended December 31, 2023, compared to $7.1 million for the year ended December 31, 2022. The decrease was due to increases in deposit costs offset by an increase in interest income and decreases in noninterest expenses and provision for credit loss. Interest income increased $10.6 million, or 32.9%, to $42.7 million for the year ended December 31, 2023 from $32.1 million for the year ended December 31, 2022. The increase was due to a $5.3 million increase in interest income on loans, a $2.7 million increase in income on investment securities, and a $2.5 million increase in interest income on interest-earning deposits. Interest expense increased $13.1 million, or 551.6%, to $15.5 million for the year ended December 31, 2023 compared to $2.4 million for the year ended December 31, 2022, due to increases in all interest expense categories. Noninterest expenses decreased $808,000, or 3.7%, to $21.3 million for the year ended December 31, 2023, from $22.1 million for the year ended December 31, 2022.

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

The following represent our significant accounting policies:

Allowance for Credit Losses. The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed. Accrued interest receivable is excluded from the estimate of credit losses.

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

Management believes the allowance for credit losses was appropriate at December 31, 2023 and 2022. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for credit losses. As a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is the responsibility of Affinity Bank and any increase or decrease in the allowance is the responsibility of management.

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

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

Total assets increased $52.0 million, or 6.6%, to $843.3 million at December 31, 2023 from $791.3 million at December 31, 2022. The increase was due primarily to increases in net loans ($14.0 million, or 2.2%), cash and cash equivalents of ($23.7 million, or 90.0%) and investments (available-for-sale, held-to-maturity, and other) ($14.4 million or 19.5%).

Cash and cash equivalents increased $23.7 million, or 90.0% to $50.0 million at December 31, 2023 from $26.3 million at December 31, 2022, due to increases in deposits.

Loans increased $13.6 million, or 2.1%, to $659.9 million at December 31, 2023 from $646.2 million at December 31, 2022. Non-owner occupied commercial real estate loans increased $9.4 million, or 6.9%, to $145.1 million at December 31, 2023 from $135.7 million at December 31, 2022, and consumer loans increased $4.1 million, or 3.7%, to $115.3 million at December 31, 2023 from $111.3 million at December 31, 2022. In addition, construction loans increased $10.5 million, or 28.3% to $47.7 million at December 31, 2023 from $37.2 million at December 31, 2022, as we have seen continued success with our strategic initiative to increase construction lending to continue to diversify our loan portfolio. One- to four-family residential real estate loans increased $2.3 million, or 4.5%, to $53.7 million at December 31, 2023 from $51.3 million at December 31, 2022. We experienced a decrease in commercial and industrial loans of $7.4 million, or 5.0%, to $140.4 million at December 31, 2023 from $147.8 million at December 31, 2022 and decrease in owner occupied commercial real estate loans of $5.3 million, or 3.3% to $157.7 million at December 31, 2023 from $163.0 million at December 31, 2022.

Securities held-to-maturity increased to $34.2 million at December 31, 2023, from $26.5 million at December 31, 2022, as we began to classify new purchases as held-to-maturity and utilized a portion of our excess liquidity to invest in securities in an effort to increase yield. Securities available-for-sale increased $2.3 million to $48.6 million at December 31, 2023 from $46.2 million at December 31, 2022.

Total deposits increased $17.3 million, or 2.6%, to $674.4 million at December 31, 2023 from $657.2 million at December 31, 2022. Certificates of deposit increased $95.0 million, or 75.4%, to $221.0 million at December 31, 2023 from $126.0 million at December 31, 2022. The growth in certificate of deposits is attributed to our enhancing liquidity through obtaining brokered deposits and the customer shift towards to longer-term instruments as market interest rates have increased. These increases were offset by decreases in non-interest-bearing checking, interest-bearing checking, money market and savings accounts. The loan-to-deposit ratio at December 31, 2023 was 97.8%, as compared to 98.3% at December 31, 2022.

We had $40.0 million of Federal Home Loan Bank advances at December 31, 2023, compared to $10.0 million of Federal Home Loan Bank advances and $25,000 in Federal Funds Purchased at December 31, 2022. Borrowings were increased during the year ended December 31, 2023 as we evaluated our borrowing needs to enhance the liquidity.

Stockholders’ equity increased $4.4 million or 3.8%, to $121.5 million at December 31, 2023 from $117.1 million at December 31, 2022. We recognized net income of $6.4 million for the year ended December 31, 2023, partially offset by the repurchase of 235,934 shares of our common stock totaling $3.3 million with an average price per share of $13.92.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are monthly average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Loan fees are included in the interest income computations presented below, but such amounts were not material.

	For the Year Ended December 31,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$660,045	$35,422	5.37%	$624,908	$30,045	4.81%
Investment securities held-to-maturity	33,850	2,078	6.14%	2,220	130	5.86%
Investment securities available-for-sale	49,024	1,772	3.61%	45,594	1,150	2.52%
Interest-earning deposits and federal funds	65,333	3,236	4.95%	45,674	771	1.69%
Other investments	3,014	192	6.37%	1,027	38	3.70%
Total interest-earning assets	811,266	42,700	5.26%	719,423	32,134	4.47%
Non-interest-earning assets	51,987			51,397
Total assets	$863,253			$770,820

Interest-bearing liabilities:
Interest-bearing checking accounts	$92,030	$271	0.29%	$96,892	$176	0.18%
Money market accounts	140,630	3,542	2.52%	154,237	752	0.49%
Savings accounts	85,555	2,238	2.62%	89,015	856	0.96%
Certificates of deposit	211,285	8,042	3.81%	97,948	1,449	1.48%
Total interest-bearing deposits	529,500	14,093	2.66%	438,092	3,233	0.74%
FHLB advances and other borrowings	32,808	1,409	4.29%	9,887	(854)	(8.64)%
Total interest-bearing liabilities	562,308	15,502	2.76%	447,979	2,379	0.53%
Non-interest-bearing liabilities	182,144			204,842
Total liabilities	744,452			652,821
Total stockholders' equity	118,801			117,999
Total liabilities and stockholders' equity	$863,253			$770,820
Net interest rate spread			2.50%			3.94%
Net interest income		$27,198			$29,755
Net interest margin			3.35%			4.14%

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

	Year Ended December 31, 2023 vs. 2022
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$4,866	$511	$5,377
Investment securities held-to-maturity	1,942	6	1,948
Investment securities available-for-sale	537	85	622
Interest-earning deposits and federal funds	2,224	241	2,465
Other investments	148	6	154
Total interest-earning assets	9,717	849	10,566

Interest-bearing liabilities:
Interest-bearing checking accounts	(110)	205	95
Market rate checking accounts	(2,416)	5,206	2,790
Savings accounts	(1,028)	2,410	1,382
Certificates of deposit	6,319	274	6,593
Total interest-bearing deposits	2,765	8,095	10,860
FHLB advances	1,910	353	2,263
Total interest-bearing liabilities	4,675	8,448	13,123

Change in net interest income	$5,042	$(7,599)	$(2,557)

Comparison of Operating Results for the Years Ended December 31, 2023 and 2022

General. Net income decreased $686,000, or 9.6%, to $6.4 million for the year ended December 31, 2023, compared to $7.1 million for the year ended December 31, 2022. An increase in interest expense was offset by an increase in interest income, and decreases in provision for credit loss and noninterest expenses.

Interest Income. Interest income increased $10.6 million, or 32.9%, to $42.7 million for the year ended December 31, 2023 from $32.1 million for the year ended December 31, 2022. Our average yield on loans increased 56 basis points to 5.37% for the year ended December 31, 2023 from 4.81% for the year ended December 31, 2022. The increase in interest income on loans and associated yield was a result of increases in market rates. Our average balance of loans increased $35.1 million, or 5.6%, to $660.0 million for the year ended December 31, 2023 from $624.9 million for the year ended December 31, 2022, as we continued to acquire talent to assist with our strategic initiatives to both increase and diversify the loan portfolio.

Interest income on securities available for sale and held to maturity increased $2.6 million to $3.9 million for the year ended December 31, 2023 from $1.3 million for the year ended December 31, 2022. Our average balance of securities increased $35.1 million, or 73.3%, to $82.9 million for the year ended December 31, 2023 from $47.8 million for the year ended December 31, 2022. The average rate earned on securities available for sale and held to maturity increased 197 basis points during 2023, to 4.65% from 2.68%.

Interest income on interest-earning deposits and federal funds increased $2.5 million to $3.2 million for the year ended December 31, 2023 from $771,000 for the year ended December 31, 2022. The increase in interest income on interest-earning deposits was due to a 326 basis point increase in yield, while the average balance of interest-earning deposits increased $19.7 million, or 43.0%, to $65.3 million for the year ended December 31, 2023 from $45.7 million for the year ended December 31, 2022.

Interest Expense. Interest expense increased $13.1 million, or 551.6%, to $15.5 million for the year ended December 31, 2023 compared to $2.4 million for the year ended December 31, 2022, due to an increase in interest expense on deposits and Federal Home Loan Bank advances and other borrowings.

Interest expense on deposits increased $10.9 million, or 335.9%, to $14.1 million for the year ended December 31, 2023 from $3.2 million for the year ended December 31, 2022. We recorded increases in interest expense on all deposits products. Interest expense on certificate of deposits increased $6.6 million, or 455.0%, to $8.0 million for the year ended December 31, 2023 from $1.4 million for the year ended December 31, 2022. We also recognized increases in interest expense on savings accounts ($1.4 million, or 161.4%) and money market accounts ($2.8 million, or 371.0%), as increases in market interest rates increased the rates we paid on these types of deposits by 166 basis points to 2.62%, and 203 basis points to 2.52%, respectively.

Interest expense on borrowings increased to $1.4 million for the year ended December 31, 2023 compared to $(854,000) for the year ended December 31, 2022. During 2022, we repaid acquired Federal Home Loan Bank borrowings, recognizing $1.0 million in accretion from the fair value adjustments on acquired advances. Prepayment penalties in the amount of $647,000 were also recognized with the repayment of these acquired advances for the year ended December 31, 2022.

Net Interest Income. Net interest income before provision for credit losses decreased by $2.6 million, or 8.6%, to $27.2 million for the year ended December 31, 2023 from $29.8 million for the year ended December 31, 2022. Our average net interest-earning assets decreased by $22.5 million, or 8.3%, to $249.0 million for the year ended December 31, 2023 from $271.4 million for the year ended December 31, 2022, while our net interest rate spread decreased by 144 basis points to 2.50% for the year ended December 31, 2023 from 3.94% for the year ended December 31, 2022, reflecting a 223 basis point decrease in the average rate paid on interest-bearing liabilities offset by an increase of 79 basis points increase on interest-earning assets. Our net interest margin was 3.35% for the year ended December 31, 2023 compared to 4.14% for the year ended December 31, 2022.

Provisions for Credit Losses. Provisions for credit losses are charged to operations to establish an allowance for credit losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. Management determines the ACL balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit behaviors along with model judgments provide the basis for the estimation of expected credit losses. Adjustments to modeled loss estimates may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in economic conditions, property values, or other relevant factors. For the majority of loans and leases, the ACL is calculated using a discounted cash flow methodology applied at a loan level with a one-year reasonable and supportable forecast period and a two-year straight-line reversion period.. See “—Summary of Significant Accounting Policies” for additional information.

After an evaluation of these factors, we recorded a recovery for credit losses of $42,000 for the year ended December 31, 2023, compared to a provision for credit losses of $704,000 for the year ended December 31, 2022. Our allowance for credit losses was $8.9 million at December 31, 2023 compared to $9.3 million at December 31, 2022. The allowance for credit losses to total loans was 1.35% at December 31, 2023 compared to 1.44% at December 31, 2022, while the allowance for credit losses to non-performing loans was 120.1% at December 31, 2023 compared to 138.8% at December 31, 2022. We had charge-offs of $514,000 and recoveries of $110,000 during the year ended December 31, 2023. To the best of our knowledge, we have recorded all credit losses that are both probable and reasonable to estimate at December 31, 2023. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

We adopted a new accounting standard, referred to as Current Expected Credit Loss (“CECL”), effective January 1, 2023. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This has changed our prior method of recording allowances for credit losses that are probable.

Noninterest Income. Noninterest income increased $64,000, or 2.6%, to $2.5 million for the year ended December 31, 2023 from $2.4 million for the year ended December 31, 2022. The increase resulted primarily from an increase in other noninterest income of $55,000, or 7.0%, to $846,000 for the year ended December 31, 2023 from $791,000 for the year ended December 31, 2022.

Noninterest Expenses. Noninterest expenses information is as follows.

	Year Ended December 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$12,252	$12,221	$31	0.3%
Occupancy	2,503	2,523	(20)	(0.8)%
Data processing	2,025	1,947	78	4.0%
FHLB prepayment penalties	—	647	(647)	(100.0)%
Other	4,538	4,788	(250)	(5.2)%
Total non-interest expenses	$21,318	$22,126	$(808)	(3.7)%

Noninterest expenses decreased $808,000, or 3.7%, to $21.3 million for the year ended December 31, 2023, from $22.1 million for the year ended December 31, 2022. We recognized prepayment penalties on Federal Home Loan Bank advances during 2022 of $647,000. The decrease in other expenses, included decreases in advertising expenses and legal and accounting expenses offset by an increase in FDIC insurance expense.

Income Tax Expense. We recorded income tax expense of $1.9 million and $2.2 million for the years ended December 31, 2023 and 2022. The decrease in income tax expense was due to decreased income before income taxes in 2023.

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

The table below sets forth, as of December 31, 2023, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$29,307	(2.75)%
+200	29,888	(0.82)%
Level	30,136	—
-200	29,291	(2.80)%
-400	27,425	`

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At December 31, 2023, we had a $64.0 million line of credit with the Federal Home Loan Bank of Atlanta with $40.0 million in borrowings and a $12.5 million letter of credit outstanding which is used to collateralize public deposits. In addition, at December 31, 2023, we had a $5.0 million unsecured federal funds line of credit, a $7.5 million unsecured federal funds line of credit and a $20.0 million unsecured federal funds line of credit. Nothing was outstanding on these lines of credit at December 31, 2023. We also have a line of $67.4 million with the Federal Reserve Bank of Atlanta Discount Window (the "Discount Window") secured by $96.1 million in loans. No amount was outstanding on the Discount Window line at December 31, 2023.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $7.9 million and $7.6 million for the years ended December 31, 2023 and 2022, respectively. Net cash used in investing activities was $28.1 million and $93.7 million for the years ended December 31, 2023 and 2022, respectively. Net cash used in investing activities typically consists primarily of disbursements for loan originations and purchases of investment securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and paydowns on securities. Net cash provided by financing activities, which consists primarily of activity in deposit accounts and proceeds from or repayments of borrowings, was $44.0 million for the year ended December 31, 2023, compared to net cash provided by financing activities of $701,000 for the year ended December 31, 2022.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2023, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at December 31, 2023 and 2022. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process according to loans we make. At December 31, 2023, we had outstanding commitments to originate loans of $80.0 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2023 totaled $79.8 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Affinity Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Affinity Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended and the related notes to the consolidated financial statements (the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Estimate of allowance for credit losses – reserves related to loans collectively evaluated for impairment

As described in Notes 1 and 3 to the financial statements, the Company’s allowance for credit losses (“ACL”) totaled $8,921,000 of which the full amount relates to collectively evaluated loans (general reserve). The Company has identified loan pools with similar risk characteristics and estimated the general reserves for all loan pools using the discounted cash flow method.

The discounted cash flow method utilizes loan-level term information (including maturity date, payment amount, and interest rate) and certain assumptions by management (including default rates, prepayment speeds, and curtailment rates) to estimate the expected future cash flows for the full life of each loan pool. The results of the discounted cash flow calculations are aggregated by pool to produce the net present value of each loan pool. The net present value of each loan pool is used to calculate the ACL reserve based on the book balance of the pool. The reserves are then adjusted for certain qualitative factors related to current conditions in addition to adjustments for reasonable and supportable forecasts for future periods to arrive at general reserves.

We identified management’s selection of qualitative factor adjustments, including reasonable and supportable forecasts, used in the calculation of general reserves as a critical audit matter. Management’s selection of qualitative factor adjustments, including reasonable and supportable forecasts, which are used to adjust the quantitative historical losses, are highly subjective and could have a significant impact on the ACL. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill and knowledge needed.

The primary audit procedures we performed to address this critical audit matter included:

•
We tested the Company’s ACL calculation for computational accuracy.
•
We tested the completeness and accuracy of the information used by management to calculate general reserves, including evaluating the relevance and reliability of such information.
•
We evaluated management’s judgments and assumptions used in the development of the qualitative factor adjustments, including reasonable and supportable forecasts, for reasonableness, and tested the reliability of underlying data on which these factors are based, by comparing information to source documents and external information sources.
•
We analyzed the qualitative factor adjustments in comparison to observable data utilized by management and to historical periods to evaluate the directional consistency in relation to the Company’s loan portfolio and local economy.
•
We evaluated the completeness and accuracy of disclosures made within the financial statements with regards to the ACL.

/s/ Wipfli LLP

We have served as the Company’s auditor since 2004.

Atlanta, Georgia

March 21, 2024

AFFINITY BANCSHARES, INC.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
	(Dollars in thousands except per share amounts)
Assets
Cash and due from banks	$6,030	$2,928
Interest-earning deposits in other depository institutions	43,995	23,396
Cash and cash equivalents	50,025	26,324
Investment securities available-for-sale	48,561	46,200
Investment securities held-to-maturity (estimated fair value of $33,835, net of allowance for credit losses of $45 at December 31, 2023 and estimated fair value of $26,251 at December 31, 2022)	34,206	26,527
Other investments	5,434	1,082
Loans	659,876	646,234
Allowance for credit loss on loans	(8,921)	(9,325)
Net loans	650,955	636,909
Other real estate owned	2,850	2,901
Premises and equipment, net	3,797	4,257
Bank owned life insurance	16,086	15,724
Intangible assets	18,366	18,558
Other assets	12,978	12,801
Total assets	$843,258	$791,283

Liabilities and Stockholders' Equity

Liabilities:
Non-interest-bearing checking	$154,689	$190,297
Interest-bearing checking	85,362	91,167
Money market accounts	138,673	148,097
Savings accounts	74,768	101,622
Certificates of deposit	220,951	125,989
Total deposits	674,443	657,172
Federal Home Loan Bank advances and other borrowings	40,000	10,025
Accrued interest payable and other liabilities	7,299	6,983
Total liabilities	721,742	674,180
Stockholders' equity:
Common stock (par value $0.01 per share, 40,000,000 shares authorized; 6,416,628 issued and outstanding at December 31, 2023 and 6,605,384 issued and outstanding at December 31, 2022)	64	66
Preferred stock (10,000,000 shares authorized, no shares outstanding)	—	—
Additional paid in capital	61,026	63,130
Unearned ESOP shares	(4,587)	(4,795)
Retained earnings	71,345	65,357
Accumulated other comprehensive loss	(6,332)	(6,655)
Total stockholders' equity	121,516	117,103
Total liabilities and stockholders' equity	$843,258	$791,283

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Income

	Year Ended December 31,
	2023	2022
	(Dollars in thousands except per share amounts)
Interest income:
Loans, including fees	$35,422	$30,045
Investment securities	4,042	1,318
Interest-earning deposits	3,236	771
Total interest income	42,700	32,134
Interest expense:
Deposits	14,093	3,233
FHLB advances and other borrowings	1,409	(854)
Total interest expense	15,502	2,379
Net interest income before provision for credit losses	27,198	29,755
Provision/(recovery) for credit losses	(42)	704
Net interest income after provision for credit losses	27,240	29,051
Noninterest income:
Service charges on deposit accounts	1,620	1,611
Other	846	791
Total noninterest income	2,466	2,402
Noninterest expenses:
Salaries and employee benefits	12,252	12,221
Occupancy	2,503	2,523
Data processing	2,025	1,947
FHLB prepayment penalties	—	647
Other	4,538	4,788
Total noninterest expenses	21,318	22,126
Income before income taxes	8,388	9,327
Income tax expense	1,940	2,193
Net income	$6,448	$7,134
Weighted average common shares outstanding
Basic	6,476,767	6,669,389
Diluted	6,557,053	6,761,771
Basic earnings per share	$1.00	$1.07
Diluted earnings per share	$0.98	$1.06

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2023	2022
	(In thousands)
Net income	$6,448	$7,134

Other comprehensive income (loss):

Net unrealized gain (loss) on available-for-sale securities, net of taxes of $108 and ($2,132)	323	(6,297)

Total other comprehensive income (loss)	323	(6,297)

Total comprehensive income	$6,771	$837

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended December 31, 2023 and 2022
					Accumulated
		Additional			Other
	Common	Paid In	Unearned	Retained	Comprehensive
	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)

Beginning balance December 31, 2021	69	$68,038	$(5,004)	$58,223	$(358)	$120,968
ESOP loan payment and release of ESOP shares	—	104	209	—	—	313
Issuance of restricted stock awards	1	77	—	—	—	78
Stock-based compensation expense	—	616	—	—	—	616
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	(6,297)	(6,297)
Common stock repurchase	(4)	(5,705)	—	—	—	(5,709)
Net income	—	—	—	7,134	—	7,134
Ending balance December 31, 2022	66	$63,130	$(4,795)	$65,357	$(6,655)	$117,103
ESOP loan payment and release of ESOP shares	—	$87	$208	$-	$-	$295
Stock-based compensation expense	—	1,090	—	—	—	1,090
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	323	323
Common stock repurchase	(2)	(3,281)				(3,283)
Adoption of new accounting pronouncement, net of tax (see Note 1)	—	—	—	(460)	—	(460)
Net income	—	—	—	6,448	—	6,448
Ending balance December 31, 2023	64	$61,026	$(4,587)	$71,345	$(6,332)	$121,516

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$6,448	$7,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and (accretion) amortization	734	338
Stock-based compensation expense	1,090	694
Deferred income tax expense (benefit)	399	280
Provision for credit losses	(42)	704
ESOP expense	295	313
Net loss (gain) on sale and writedown of other real estate owned	51	105
Increase in cash surrender value of bank owned life insurance	(362)	(347)
Change in:
Accrued interest receivable and other assets	(527)	(716)
Accrued interest payable and other liabilities	(215)	(936)
Net cash provided by operating activities	7,871	7,569
Cash flows from investing activities:
Purchases of investment securities held-to-maturity	(7,609)	(26,525)
Purchases of investment securities available-for-sale	(5,710)	(10,143)
Purchases of premises and equipment	(527)	(1,394)
Proceeds from paydowns of investment securities available-for-sale	3,823	3,905
Proceeds from maturity of investment securities held-to-maturity	58	2
Purchases of other investments	(6,666)	(1,563)
Proceeds from sales of other investments	2,314	2,957
Net change in loans	(13,818)	(61,493)
Proceeds from sales of other real estate owned	—	532
Net cash used in investing activities	(28,135)	(93,722)
Cash flows from financing activities:
Net change in deposits	17,273	44,385
Stock repurchase	(3,283)	(5,709)
Proceeds from FHLB advances	85,000	105,000
Repayment of FHLB advances	(55,000)	(143,000)
Proceeds from federal funds purchased	26	25
Repayment of federal funds purchased	(51)	—
Net cash provided by financing activities	43,965	701
Net change in cash and cash equivalents	23,701	(85,452)
Cash and cash equivalents at beginning of period	26,324	111,776
Cash and cash equivalents at end of period	$50,025	$26,324
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,093	$2,149
Cash paid for interest	14,491	3,096
Lease liability arising from obtaining right-of-use asset	—	3,031
Change in unrealized loss on investment securities available-for-sale, net of tax	323	(6,297)

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

(1)
Summary of Significant Accounting Policies

Nature of Operations

Affinity Bancshares, Inc. (the “Company”) is a bank holding company headquartered in Covington, Georgia. The Company has one operating subsidiary, Affinity Bank, National Association (the “Bank”, and formerly named “Affinity Bank”), a national bank, conducting banking activities in Newton County, Georgia and surrounding counties and in Cobb and Fulton County, Georgia and surrounding counties, and originating dental practice loans and indirect automobile loans throughout the Southeastern United States. The Bank offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, mortgage, commercial and consumer loans, including indirect automobile loans, money transfers and a variety of other banking services.

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

Basis of Presentation

The accounting principles followed by the Company and the methods of applying these standards and principles conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for credit losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

Earnings Per Share

	Year Ended December 31,
	2023	2022
	(Dollars in thousands except per share data)

Net income	$6,448	$7,134
Weighted average common shares outstanding	6,476,767	6,669,389
Effect of dilutive common stock awards	80,286	92,382
Diluted weighted average common shares outstanding	6,557,053	6,761,771
Basic earnings per common share	$1.00	$1.07
Diluted earnings per common share	0.98	1.06

Adopted Accounting Pronouncements

Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), is intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Additionally, the amendments of ASU 2016-13 require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The Company selected a third-party vendor to provide allowance for credit loss software as well as advisory services in developing a new methodology that would be compliant with ASU 2016-13. The Company adopted this ASU on January 1, 2023, and recorded a one-time entry

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

to retained earnings of $460,000, net of tax, primarily related to credit losses for unfunded commitments and credit losses on held-to-maturity securities.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU provides guidance on eliminating the requirement for classification of and disclosures around troubled debt restructurings. The purpose of this guidance is to eliminate unnecessary and overly-complex disclosures of loans that are already incorporated into the allowance for credit losses and related disclosures. This ASU further requires the disclosure of current-period gross charge-offs by year of origination. The updated guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for all entities which have implemented ASU 2016-13. The Company has historically had very few credit relationships classified as troubled debt restructurings, and as such the elimination of accounting for and disclosure of these types of credit relationships did not have a material impact to its financial statements upon implementation of ASU 2016-13 in the first quarter of 2023.

In March 2020, the FASB issued ASU No. 2020-04, Reference Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The updated guidance was originally effective for all entities from March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06 which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company has been diligent in responding to reference rate reform and does not anticipate a material impact to its financial statements as a result.

New Accounting Pronouncements

ASU 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures" The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2024 and are to be applied on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact on its disclosures.

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

Allowance for Credit Losses ("ACL") - Investment Securities Available-for-Sale

For available-for-sale securities in an unrealized loss position, the Bank first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale securities that do not meet the aforementioned criteria, the Bank evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the securities by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in the comprehensive income. Accrued interest receivable on available-for-sale securities is excluded from the estimate of credit losses. The guidance under ASC Topic 326 had no impact on the Bank’s available-for-sale debt securities at January 1, or December 31, 2023.

Changes in the allowance for credit losses are recorded as provision of (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Allowance for Credit Losses - Investment Securities Held-to-Maturity

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. Management classifies the held-to-maturity portfolio into the following major security types: U.S. Treasuries, government agency mortgage-backed, and corporate securities. The U.S. Treasuries and the Government agency mortgage-backed securities held by the Bank are issues by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. The corporate securities are comprised of investments in corporate bonds whose issuers are primarily banks. At December 31, 2023, these securities are all rated as investment grade.

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

Loans, Loan Fees and Interest Income on Loans

Loans are stated at the principal amount outstanding, net of the allowance for credit losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

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

Allowance for Credit Losses - Loans

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

When the discounted cash flow method is used to determine the ACL, management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments. The ACL on a loan modification is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Determining the Contractual Term: Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a loan modification will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Bank.

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

Other Real Estate Owned

Other real estate owned includes real estate acquired through foreclosure. Each other real estate property is initially recorded at its fair value less estimated costs to sell and is subsequently carried at fair value less estimated costs to sell. All foreclosed properties are actively marketed for sale. Fair value is principally based on independent appraisals performed by local credentialed appraisers. Any excess of the carrying value of the related loan over the fair value of the real estate at the date of foreclosure is charged against the allowance for credit losses. Properties in other real estate are re-evaluated annually. Any expense incurred in connection with holding such real estate or resulting from any write-downs in value subsequent to foreclosure is included in noninterest expense. When the other real estate property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The right-of-use ("ROU") asset for operating leases is subsequently measured throughout the lease term at the amount of the remeasured lease liability (i.e., present value of the remaining lease payments), plus unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received, and any impairment recognized. For operating leases with lease payments that fluctuate over the lease term, the total lease costs are recognized on a straight-line basis over the lease term.

For all underlying classes of assets, the Company has elected to not recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Leases containing termination clauses in which either party may terminate the lease without cause and the notice period is less than 12 months are deemed short-term leases with lease costs included in short-term lease expense. The Company recognizes short-term lease cost on a straight-line basis over the lease term.

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

Stock Compensation Plans

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Stock compensation awards are measured at the grant date based on the fair value of the awards and are recognized as compensation expense over the service period, which is also the vesting period.

Other Comprehensive Income

Other comprehensive income is shown on the consolidated statements of comprehensive income. Accumulated other comprehensive loss consists of unrealized loss on securities available-for-sale, net of tax, and is shown on the consolidated statements of changes in stockholders’ equity.

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

The following significant revenue-generating transactions are within the scope of Accounting Standards Codification ("ASC") 606, which are presented in the consolidated statements of income as components of noninterest income:

Service charges on deposit accounts: The deposit contract obligates the Company to serve as a custodian of the customer’s deposited funds and is generally terminable at will by either party. The contract permits the customer to access the funds on deposit and request additional services for which the Company earns a fee, including non-sufficient funds and analysis charges, related to the deposit account. Income for deposit accounts is recognized over the statement cycle period (typically on a monthly basis) or at the time the service is provided, if additional services are requested.

Small Business Administration ("SBA") loan fees: Origination fees on SBA loans are recognized into income up to the amount of the cost of making the loan as is done with other loans. The remainder is deferred and taken into income over the life of the loan. A portion of proceeds from the sale of SBA loans is taken into income while the remainder is deferred over the life of the loan.

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

(2) Investment Securities

Investment securities available-for-sale at December 31, 2023 and 2022 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
December 31, 2023	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$5,147	$—	$(649)	$4,498
Municipal securities - tax exempt	527	—	(85)	442
Municipal securities - taxable	2,530	—	(395)	2,135
U. S. Government sponsored enterprises	11,837	—	(3,207)	8,630
Government agency mortgage-backed securities	18,643	—	(2,695)	15,948
Corporate securities	18,355	30	(1,477)	16,908
Total	$57,039	$30	$(8,508)	$48,561
December 31, 2022
U.S. Treasury securities	$6,084	$—	$(776)	$5,308
Municipal securities - tax exempt	533	—	(96)	437
Municipal securities - taxable	2,529	—	(485)	2,044
U. S. Government sponsored enterprises	11,837	—	(3,499)	8,338
Government agency mortgage-backed securities	20,555	—	(3,053)	17,502
Corporate securities	13,571	5	(1,005)	12,571
Total	$55,109	$5	$(8,914)	$46,200

Investment securities held-to-maturity at December 31, 2023 and 2022 are as follows: (in thousands)

	Amortized	Gross Unrealized	Gross Unrealized		Estimated Allowance for
December 31, 2023	Cost	Gains	Losses	Fair Value	Credit Losses
U.S. Treasury securities	$999	$—	$(4)	$995	$—
Government agency mortgage-backed securities	795	—	(76)	719	—
Corporate securities	32,457	58	(394)	32,121	(45)
Total	$34,251	$58	$(474)	$33,835	$(45)
December 31, 2022
U.S. Treasury securities	$998	$—	$—	$998	$—
Government agency mortgage-backed securities	837	—	(13)	824	—
Corporate securities	24,692	4	(267)	24,429	—
Total	$26,527	$4	$(280)	$26,251	$—

The Bank recorded $32,000 of provision for credit losses on held-to-maturity securities on January 1, 2023 upon adoption of ASC 326, and recorded an additional provision for credit losses for the year ended December 31, 2023 of $13,000 for held-to-maturity securities.

Investment securities available-for-sale in an unrealized loss position at December 31, 2023 and 2022 are as follows: (in thousands)

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

	Less Than 12 Months		12 Months or More		Total
December 31, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$4,498	$(649)	$4,498	$(649)
Municipal securities - tax exempt	—	—	442	(85)	442	(85)
Municipal securities - taxable	—	—	2,135	(395)	2,135	(395)
U. S. Government sponsored enterprises	—	—	8,630	(3,207)	8,630	(3,207)
Government agency mortgage-backed securities	—	—	15,948	(2,695)	15,948	(2,695)
Corporate securities	5,557	(214)	8,774	(1,263)	14,331	(1,477)
Total	$5,557	$(214)	$40,427	$(8,294)	$45,984	$(8,508)
December 31, 2022
U.S. Treasury securities	$—	$—	$4,331	$(776)	$4,331	$(776)
Municipal securities - tax exempt	—	—	437	(96)	437	(96)
Municipal securities - taxable	452	(32)	1,592	(453)	2,044	(485)
U. S. Government sponsored enterprises	—	—	8,338	(3,499)	8,338	(3,499)
Government agency mortgage-backed securities	5,598	(452)	11,904	(2,601)	17,502	(3,053)
Corporate securities	4,541	(324)	5,466	(681)	10,007	(1,005)
Total	$10,591	$(808)	$32,068	$(8,106)	$42,659	$(8,914)

There were three available-for-sale securities in an unrealized loss position totaling $214,000 as of December 31, 2023 for less than 12 months. There were 66 available-for-sale securities in an unrealized loss position for 12 months or greater totaling $8.3 million as of December 31, 2023. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly. Four of the securities are agency bonds and five are U.S. Treasury bonds, so all of these are direct obligations of the U.S. Government. Thirty-nine of the securities are mortgage-backed bonds that have the direct or implied backing of the U.S. Government. Four of the bonds are municipal securities and the remaining 17 securities are corporate securities that are either trust preferred securities or subordinated debentures where the Bank performs a credit review regularly and such review has raised no concerns.

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises ("GSEs"), and the U.S. Treasury, including notes and mortgage backed securities, accounted for the majority of the available-for-sale portfolio as of December 31, 2023, and the Bank expects no credit losses on these securities, given the explicit and implicit guarantees provided by the U.S. federal government. The available-for-sale portfolio also includes corporate securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Bank monitors the credit quality of these corporate bonds through quarterly credit reviews to determine impairment, if any. The decline in fair value is attributable to changes in interest rates, and not credit quality, and the Bank does not have the intent to sell the U.S. government and agencies debt securities and the corporate securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider impairments on these securities to be credit related as of December 31, 2023 and no allowance for credit loss is required.

Investment securities held to maturity in an unrealized loss position at December 31, 2023 and 2022 are as follows: (in thousands)

	Less Than 12 Months		12 Months or More		Total
December 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Municipal securities - tax exempt	—	—	—	—	—	—
Municipal securities - taxable	—	—	—	—	—	—
U. S. Government sponsored enterprises	—	—	—	—	—	—
Government agency mortgage-backed securities	$824	$(13)	$—	$—	$824	$(13)
Corporate securities	16,772	(267)	—	—	16,772	(267)
Total	$17,596	$(280)	$—	$—	$17,596	$(280)

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

There were 11 held-to-maturity securities in an unrealized loss position totaling $372,000 as of December 31, 2023 for less than 12 months. There was one held-to-maturity security in an unrealized loss position of $102,000 greater than 12 months as of December 31, 2023. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly. One security is a U.S. Treasury bond, so it is a direct obligations of the U.S. Government. One security is a mortgage-backed security of a U.S. Government sponsored agency that has the implied backing of the U.S. Government. Ten are subordinated debentures of banks where the Bank performs a credit review quarterly and such reviews have raised no concerns. Corporate securities account for the majority of the held-to-maturity portfolio as of December 31, 2023. As stated above, these corporate securities are accounted for as securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Bank monitors the credit quality of these corporate bonds through quarterly credit reviews to determine impairment, if any. At December 31, 2023 these securities are all rated as investment grade and the $45,000 of allowance for credit losses associated with these securities was calculated using a Moody's report on the cumulative default rates of corporate issuers.

The amortized cost and estimated fair value of investment securities available-for-sale and held to maturity at December 31, 2023, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$—	$—	$999	$995
Greater than 1 to 5 years	6,942	6,559	16,770	16,723
Greater than 5 to 10 years	21,112	18,599	15,687	15,398
Greater than 10 years	10,342	7,455	—	—
	38,396	32,613	33,456	33,116
Government agency mortgage-backed securities	18,643	15,948	795	719
Total	$57,039	$48,561	$34,251	$33,835

There were no sales of investment securities available-for-sale in 2023 or 2022.

Available-for-sale securities with a carrying value of approximately $4.2 million and $4.7 million were pledged to secure public deposits at both December 31, 2023 and 2022, respectively.

(3) Loans and Allowance for Credit Losses

Major classifications of loans, by collateral code, at December 31, 2023 and 2022 are summarized as follows: (in thousands)

	December 31, 2023	December 31, 2022
Commercial (secured by real estate - owner occupied)	$157,691	$162,989
Commercial (secured by real estate - non-owner occupied)	145,100	135,720
Commercial and industrial	140,407	147,775
Construction, land and acquisition & development	47,685	37,158
Residential mortgage 1-4 family	53,650	51,324
Consumer installment	115,343	111,268
Total	659,876	646,234
Less allowance for credit losses	(8,921)	(9,325)
Total loans, net	$650,955	$636,909

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in the Atlanta, Georgia Metropolitan Statistical Area. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market. The Bank has specialized expertise in lending to dentists and dental practices, with dental practice loans totaling $176.1 million, or 26.7%, and $185.1 million, or 28.6% of our loan portfolio, as of December 31, 2023 and 2022, respectively. The majority of these loans are commercial and industrial credits for practice acquisitions and equipment financing with the remainder being owner-occupied real estate. Accrued interest on loans totaled $2.1 million on December 31, 2023 and $1.6 million on December 31, 2022 and is included in other assets on the consolidated balance sheet.

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2023 and 2022: (in thousands)

December 31, 2023	Commercial (Secured by Real Estate - Owner Occupied)	Commercial (Secured by Real Estate - Non-Owner Occupied)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated		Total
Allowance for credit losses:
Beginning balance December 31, 2022	$2,403	$2,079	$2,292	$487	$345	$1,675		$44	$9,325
Provision	(810)	(781)	(484)	440	644	114		877	-
Charge-offs	(204)	—	(3)	—	—	(307)		—	(514)
Recoveries	8	—	1	—	49	52		—	110
Ending balance	$1,397	$1,298	$1,806	$927	$1,038	$1,534		$921	$8,921
Allowance for credit losses:

December 31, 2022
Allowance for credit losses:
Beginning balance	$2,701	$1,980	$2,242	$162	$502	$969		$3	$8,559
Provision	(421)	99	55	325	(196)	801		41	704
Charge-offs	—	—	(26)	—	—	(123)		—	(149)
Recoveries	123	—	21	—	39	28		—	211
Ending balance	$2,403	$2,079	$2,292	$487	$345	$1,675		$44	$9,325
Ending allowance attributable to loans:
Individually evaluated	$85	$1	$—	$—	$4	$—		$—	$90
Collectively evaluated	2,318	2,078	2,292	487	341	1,675		44	9,235
Total ending allowance	$2,403	$2,079	$2,292	$487	$345	$1,675		$44	$9,325
Loans:
Individually evaluated	$85	$3,265	$—	$—	$2,399	$—		$—	$5,749
Collectively evaluated	162,904	132,455	147,775	37,158	48,925	111,268		—	640,485
Total loans	$162,989	$135,720	$147,775	$37,158	$51,324	$111,268	$		$646,234

The Bank individually evaluates all loans that are on nonaccrual status or are rated substandard (as described below). A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Interest payments received on impaired loans are applied as a reduction of the outstanding principal balance.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The Bank recorded a provision for credit losses for unfunded commitments of $586,000 on January 1, 2023 upon adoption of ASC 326. A release on unfunded commitments for the year ended December 31, 2023 of $55,000 was recorded, and is included in other liabilities on the consolidated balance sheet. The Bank also recorded a provision of $13,000 for credit losses for held-to-maturity securities for a net $42,000 recorded of provision for credit losses for the year ended December 31, 2023.

Collateral-Dependent Loan

The Bank classifies a loan as collateral-dependent when our borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate. There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the year ended December 31, 2023, and we had $4.3 million of collateral-dependent loans without an allowance and no collateral-dependent loans with an allowance at December 31, 2023.

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

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of December 31, 2023 and 2022 by class of loans: (in thousands)

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2023	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Accruing Loans Past Due	Nonaccrual with Allowance	Nonaccrual without Allowance	Current	Total
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$—	$157,691	$157,691
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	4,505	140,595	145,100
Commercial and industrial	—	—	—	—	—	—	140,407	140,407
Construction, land and acquisition & development	—	—	—	—	—	—	47,685	47,685
Residential mortgage	2,534	—	—	2,534	—	2,504	48,612	53,650
Consumer installment	246	—	—	246	—	417	114,680	115,343
Total	$2,780	$—	$—	$2,780	$—	$7,426	$649,670	$659,876

December 31, 2022	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Accruing Loans Past Due	Nonaccrual	Current	Total
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$85	$162,904	$162,989
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	3,312	132,408	135,720
Commercial and industrial	—	—	—	—	3	147,772	147,775
Construction, land and acquisition & development	85	—	—	85	—	37,073	37,158
Residential mortgage	2,341	533	249	3,123	3,185	45,016	51,324
Consumer installment	571	59	—	630	135	110,503	111,268
Total	$2,997	$592	$249	$3,838	$6,720	$635,676	$646,234

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of December 31, 2023 and 2022, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands):

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

	2023	2022	2021	2020	2019	Prior	Revolvers	Total
Pass
Commercial (secured by real estate - owner occupied)	$11,210	$23,441	$29,832	$22,982	$11,287	$49,744	$8,863	$157,359
Commercial (secured by real estate - non-owner occupied)	32,830	37,395	25,702	4,436	10,015	15,546	10,562	136,486
Commercial and industrial	22,473	21,590	27,252	14,764	16,697	25,317	12,314	140,407
Construction, land and acquisition & development	21,557	17,392	5,034	721	216	210	2,534	47,664
Residential mortgage	5,354	5,672	2,447	1,289	1,424	28,710	5,736	50,632
Consumer installment	42,601	46,869	17,488	4,866	1,919	247	543	114,533
Total pass	136,025	152,359	107,755	49,058	41,558	119,774	40,552	647,081
Special Mention
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	332	—	332
Commercial (secured by real estate - non-owner occupied)	—	—	3,539	—	—	540	—	4,079
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	222	—	222
Consumer installment	73	190	99	21	31	—	—	414
Total special mention	73	190	3,638	21	31	1,094	—	5,047
Substandard
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	—	—	—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	4,535	-	4,535
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	21	—	—	—	21
Residential mortgage	—	202	108	107	113	2,266	—	2,796
Consumer installment	50	205	118	11	12	—	—	396
Total substandard	50	407	226	139	125	6,801	-	7,748

Total	$136,148	$152,956	$111,619	$49,218	$41,714	$127,669	$40,552	$659,876
Current year to date period gross write-offs
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	204	—	204
Commercial and industrial	—	—	—	—	—	3	—	3
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Consumer installment	9	159	125	14	—	—	—	307
Total current period gross write-offs	$9	$159	$125	$14	$—	$207	$—	$514

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2022	Pass	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial (secured by real estate - owner occupied)	$162,541	$362	$86	$—	$162,989
Commercial (secured by real estate - non-owner occupied)	130,115	2,293	3,312	—	135,720
Commercial and industrial	147,772	—	3	—	147,775
Construction, land and acquisition & development	37,158	—	—	—	37,158
Residential mortgage	48,193	—	3,131	—	51,324
Consumer installment	111,049	84	135	—	111,268
Total	$636,828	$2,739	$6,667	$—	$646,234

The Company did not have any loan modifications during 2023 and no trouble debt restructurings during 2022.

(4) Premises and Equipment

Premises and equipment at year ended December 31, 2023 and 2022 are summarized as follows: (in thousands)

	December 31, 2023	December 31, 2022
Land	$373	$373
Buildings	4,356	4,336
Leasehold improvements	912	912
Equipment and furniture	4,232	3,663
Construction in process	226	286
Automobile	66	66
	10,165	9,636
Less: Accumulated depreciation	6,368	5,379
	$3,797	$4,257

Depreciation expense was approximately $980,000 and $905,000 for the years ended December 31, 2023 and 2022, respectively.

(5) Intangible Assets

The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $765,000 at December 31, 2023. The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $574,000 at December 31, 2022. Aggregate amortization expense for the years ended was $191,000 during 2023 and 2022.

The following table shows the estimated future amortization of the core deposit premium intangible asset for the next five years (in thousands). The projections of amortization expense are based on existing asset balances as of December 31, 2023.

Years ending December 31,
2024	$191
2025	191
2026	191
2027	191
2028	191
Thereafter	193
Total	$1,148

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Goodwill acquired through acquisition was $17.2 million at December 31, 2023 and 2022. The Company tested for impairment during the year and determined there was no impairment of goodwill during 2023 and 2022. No impairment loss was recognized during 2023 and 2022.

(6) Leases

Substantially all of the leases in which the Company is the lessee are comprised of real estate for branches and office space with terms extending through 2027. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheet. With the adoption of Topic 842, operating lease arrangements are required to be recognized on the consolidated balance sheet as a ROU asset and a corresponding lease liability. The following table represents the consolidated balance sheet classification of the Company’s ROU assets and liabilities.

	Classification	December 31, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	Other assets	$1,746	$2,216
Liabilities
Operating lease liabilities	Other liabilities	$2,158	2,697

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

For the years ended December 31, 2023 and 2022 operating lease cost was $550,000 and $531,000, respectively. As of December 31, 2023, the weighted average remaining lease term was 3.54 years and the weighted average discount rate was 1.88%. The following table represents the future maturities of the Company’s operating lease liabilities and other lease information.

(dollars in thousands)
Years ending December 31,	Lease Liability
2024	$610
2025	627
2026	645
2027	352
Total lease payments	2,234
Less: interest	76
Present value of lease liabilities	$2,158

Supplemental Lease Information:	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:	(dollars in thousands)
Operating cash flows from operating leases (cash payments)	$586	$427
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	—	285

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

(7) Deposits

At December 31, 2023, contractual maturities of certificate of deposits are summarized as follows: (in thousands).

Years ending December 31,
2024	$79,833
2025	73,530
2026	10,232
2027	16,032
2028	36,748
Thereafter	4,576
Total	$220,951

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $31.2 million and $26.4 million at December 31, 2023 and 2022, respectively. Due to the FDIC insurance coverage rules and limits for a depositor's specific group of deposit accounts, it is important to note not all deposits in excess of $250,000 are uninsured.

Brokered certificate of deposits ("CDs") total $107.3 million and $34.9 million at December 31, 2023 and 2022. At December 31, 2023 brokered CDs had a weighted average rate of 4.87% and a weighted average maturity of 28 months.

(8) Borrowings

At December 31, 2023 and 2022, the Bank had a line of credit totaling $64.0 million and $81.8 million, respectively, from the FHLB, which is reviewed annually by the FHLB.

The following advance were outstanding at December 31, 2023:

Advance Date	Advance	Interest Rate	Maturity	Rate	Call Feature
1/6/2023	$10,000,000	4.22%	1/6/2026	Fixed	N/A
1/6/2023	10,000,000	3.94%	1/6/2028	Fixed	N/A
10/25/2023	10,000,000	3.99%	10/25/2028	Convertible	4/25/2024
12/14/2023	10,000,000	3.28%	12/14/2028	Convertible	6/14/2024
	$40,000,000

There were FHLB advances totaling $10.0 million consisting of advances with a book value of $10.0 million and no fair value adjustment as of December 31, 2022. For the year ended December 31, 2022, we incurred $647,000 in prepayment penalties to payoff acquired advances.

At December 31, 2023 and 2022, the FHLB advances were collateralized by certain loans which totaled approximately $392.6 million and $384.4 million at December 31, 2023 and 2022, respectively, and by the Company’s investment in FHLB stock which totaled approximately $2.5 million and $832,000 at December 31, 2023 and 2022, respectively.

The Company had one FHLB letter of credit of $12.5 million, used to collateralize public deposits, outstanding at both December 31, 2023 and 2022.

At December 31, 2023 and 2022 the Bank had unsecured federal funds lines of credit of $32.5 million, for which $ 0 and $25,000 was outstanding as of December 31, 2023 and 2022. The Bank also has a line of $67.4 million and $75.0 million with the Federal Reserve Bank of Atlanta Discount Window secured by $96.1 million and $111.6 million in loans as of December 31, 2023 and 2022, respectively. No amount was outstanding on the Discount Window as of December 31, 2023 or 2022.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

(9) Income Taxes

The components of income tax expense for the years ended December 31, 2023 and 2022 are as follows: (in thousands)

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Current	$1,541	$1,913
Deferred expense (benefit)	399	280
	$1,940	$2,193

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2023 and 2022 is as follows: (dollars in thousands)

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Statutory Federal tax rate	21%	21%
Pretax income at statutory rate	$1,761	$1,959
State income tax, net of federal benefit	218	257
Cash surrender value of life insurance	(76)	(73)
Permanent adjustments	53	13
Other	(16)	37
Actual tax expense 23.6% and 24.0%, respectively	$1,940	$2,193

The following summarizes the sources and expected tax consequences of future deductions or income for income tax purposes which comprised the net deferred taxes at December 31, 2023 and 2022: (in thousands)

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Deferred income tax assets:
Allowance for credit losses	$2,426	$2,382
Deferred compensation	566	682
Net operating losses	1,522	1,686
Unrealized loss on investment securities available-for-sale	2,145	2,254
Fair value adjustments	133	180
Right-of-use liability	551	689
Other	289	205
Total deferred income tax assets	7,632	8,078
Deferred income tax liabilities:
Core deposit intangible	293	342
Premises and equipment	558	492
Right-of -use asset	511	649
Other	135	110
Total deferred income tax liabilities	1,497	1,593
Net deferred income tax asset	$6,135	$6,485

The Company establishes a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company believes that it will have sufficient earnings to realize its deferred tax asset and has not provided an allowance.

The Company is subject to federal income tax and income tax of state taxing authorities. The Company's federal and state income tax returns for the years ended December 31, 2023, 2022, 2021 and 2020 are open to audit under the statutes of limitations. The Company has approximately $5.7 million of Federal net operating loss carryforwards and $7.2 million of state net operating loss carryforwards that will begin to expire in 2032.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The Company adopted ASC 326 Current Expected Credit Losses ("CECL") in 2023 that resulted in the recognition of additional deferred tax assets of $158,000 through retained earnings.

Prior to January 1, 1996, the Bank was permitted under the Internal Revenue Code (the “Code”) a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The provisions of the Code permitted the Bank to deduct from taxable income an allowance for bad debts based on the greater of a percentage of taxable income before such deduction or actual loss experience. Retained earnings at December 31, 2023 includes approximately $3.6 million for which no deferred Federal income tax liability has been recognized. The amounts represent an allocation of income for bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

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

In 2017, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. In January 2021, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing additional shares of the Company’s common stock. A total of 225,721 shares were purchased with the loan proceeds as part of the Company’s stock offering. The balance of the note payable of the ESOP was $5.2 million and $5.3 million at December 31, 2023 and 2022, respectively. Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders’ equity. As of December 31, 2023 and 2022, 101,000 shares and 80,000 shares have been released, respectively.

(11) Benefit Plans

The Company has a profit sharing plan to provide retirement benefits for all employees. Contributions have been paid in the past to a trust fund annually by the Company in an amount determined by the board of directors. No contributions were made to the plan for the plan years ended December 31, 2023 and 2022 as the board of directors adopted an incentive program and paid cash bonuses rather than having contributions made to the profit sharing plan.

In 2014, the Company added a 401(k) feature to the profit sharing plan that covers substantially all employees. Under the terms of the feature, the Company may make matching contributions to the plan and the employees can contribute up to the maximum amounts allowed by Internal Revenue Service guidelines. The contribution expense related to the 401(k) feature totaled $217,000 and $183,000 for the plan years ended December 31, 2023 and 2022, respectively.

The Company sponsors a deferred compensation plan for directors. Under this plan, participating directors may defer their Board fees and receive the deferred amounts plus interest upon completion of their time as a director or at their election. The cumulative deferred contributions for the directors in the plan and earnings thereon at December 31, 2023 and 2022 totaled approximately $1.6 million and $2.0 million, respectively. These amounts are included in other liabilities in the accompanying consolidated balance sheets. No contributions have been made to the plan since 2015 as the plan was frozen as of June 30, 2015.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The Company has a supplemental executive retirement plan ("SERP") for one of its executives. This normal retirement benefit consists of a monthly benefit payment equal to the amount that is paid from the annuity contract designated under the SERP. The normal retirement benefit will commence on the first day of the second month following the date of the executive’s separation from service, payable monthly and continuing for the executive’s lifetime. The monthly benefit equals $8,333. If the executive dies after benefit payments have commenced but before receiving a total of 180 monthly payments, the Company shall pay to the executive’s beneficiary the greater of (i) the account balance or (ii) the present value of the remaining payments to satisfy a total of 180 monthly payments. Such death benefit shall be payable in a lump sum no later than 60 days from the date of death. If the executive dies after receiving 180 or more benefit payments, the SERP will terminate and no additional payments will be made. The accrued liability for the plan at December 31, 2023 and 2022 was approximately $501,000 and $480,000, respectively and is recorded in other liabilities. The related expense for the plan was approximately $21,000 in 2023 and 2022, respectively. There was no earnings from the increase in the value of the annuity for the years ending December 31, 2023 and 2022. The carrying value of the annuity was approximately $956,000 for the years ended December 31, 2023 and 2022 and is recorded in other assets.

(12) Stock-Based Compensation Plans

The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the board of directors. In 2018, with subsequent shareholder approval, the 2018 Equity Incentive Plan was approved up to 133,987 shares of common stock and up to 334,970 stock options.

In May 2022, shareholders approved the Company's 2022 Equity Incentive Plan, which authorizes the issuance of up to 148,060 shares of common stock pursuant to restricted stock grants and up to 370,150 shares of common stock pursuant to the exercise of options.

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants during 2023 were as follows: dividend yield of 0%, expected volatility of 27.59%, risk-free interest rate of 4.35%, expected average life of 7.37, and weighted average per share fair value of options of $5.92. The weighted average assumptions used during 2022 were as follows: dividend yield of 0%, expected volatility of 32.12%, risk-free interest rate of 2.84%, expected average life of 7.32, and weighted average per share fair value of options of $5.34.

A summary of the Company's stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2021	334,970	$9.90	7.80	$676
Granted	221,500	14.86
Exercise of stock options*	(20,097)	11.14
Forfeited	(51,854)	11.64
Outstanding - December 31, 2022	484,519	12.21	8.45	1,522
Exercisable - December 31, 2022	149,372	10.00	6.70	741
Granted	175,000	14.42
Exercise of stock options*	(8,753)	11.14
Forfeited	(10,000)	14.85
Outstanding - December 31, 2023	640,766	12.58	7.75	1,419
Exercisable - December 31, 2023	225,739	10.81	6.39	901

* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. All 2023 and 2022 exercises of stock options were exercised in this manner.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. A summary of the Company's restricted stock activity is summarized below.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Restricted Stock	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value

Outstanding - December 31, 2021	93,336	$8.63
Granted	114,000	14.85
Vested	(26,787)	8.90
Forfeited	(11,045)	11.14
Outstanding - December 31, 2022	169,504	11.97
Granted	45,101	14.47
Vested*	(48,014)	12.30
Forfeited	—	—
Outstanding - December 31, 2023	166,591	13.46

* The terms of the restricted stock agreements permit the surrender of shares of the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 3,417 and 3,070 shares were surrendered during the year ended December 31, 2023 and 2022, respectively.

The Company recognized approximately $1.1 million and $742,000 of stock-based compensation expense (included in salary and employee benefits on the consolidated statements of income) during 2023 and 2022, respectively, associated with its common stock awards granted to directors and officers. This expense is net of approximately $46,000 and $48,000 during the years ended December 31, 2023 and 2022 for shares surrendered to satisfy applicable tax withholding requirements.

As of December 31, 2023, there was approximately $3.8 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately 2.49 years.

(13) Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I Capital to Risk-Weighted Assets and of Tier I Capital to Average Assets. Management believes, as of December 31, 2023 and 2022, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2023 and 2022, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier I risk-based and Tier I leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The Bank’s actual capital amounts and ratios for December 31, 2023 and 2022 are presented in the table below. (dollars in thousands)

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:

Common Equity Tier 1 (to Risk Weighted Assets)	$95,335	12.41%	$34,570	4.50%	$49,934	6.50%
Total Capital (to Risk Weighted Assets)	104,858	13.65%	61,455	8.00%	76,819	10.00%
Tier I Capital (to Risk Weighted Assets)	95,335	12.41%	46,093	6.00%	61,457	8.00%
Tier I Capital (to Average Assets)	95,335	11.27%	33,837	4.00%	42,296	5.00%

As of December 31, 2022:
Common Equity Tier 1 (to Risk Weighted Assets)	$87,397	11.86%	$33,170	4.50%	$47,913	6.50%
Total Capital (to Risk Weighted Assets)	96,612	13.11%	58,970	8.00%	73,712	10.00%
Tier I Capital (to Risk Weighted Assets)	87,397	11.86%	44,227	6.00%	58,970	8.00%
Tier I Capital (to Average Assets)	87,397	10.97%	31,865	4.00%	39,832	5.00%

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

	For Year Ended December 31, 2023	For Year Ended December 31, 2022
Beginning balance	$416	$327
Change in directors	—	(257)
Loans advanced	496	434
Repayments	(250)	(88)
Ending balance	$662	$416

The aggregate amount of deposits from directors and executive officers and their affiliates amounted to $3.8 million and $6.1 million at December 31, 2023 and 2022, respectively.

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

In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

	December 31, 2023	December 31, 2022
Financial instruments whose contract amounts represent credit risk: (in thousands)
Commitments to extend credit	$79,949	$90,297
Letters of credit	376	8

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

Investment Securities

Available-for-sale securities are recorded at market value and held-to-maturity securities are carried at amortized cost. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds. Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and state, county and municipal bonds. Securities classified as Level 3 include asset-backed securities in less liquid markets.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Bank Owned Life Insurance

The carrying value of bank owned life insurance approximates fair value.

Other Investments

The carrying value of other investments includes FHLB Stock and FNBB stock and approximates fair value.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered individually evaluated and a specific reserve is established within the allowance for credit losses. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is used or an appraisal is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. For disclosure purposes, the fair value of fixed rate loans which are not considered impaired is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For unimpaired variable rate loans, the carrying amount is a reasonable estimate of fair value for disclosure purposes.

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had a fair value of $48.6 million and $46.2 million at December 31, 2023 and 2022, respectively. They are classified as Level 2.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2023 and 2022 (in thousands).

December 31, 2023	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$2,850	$2,850
Collateral dependent loans	—	—	1,440	1,440
Total assets at fair value	$—	$—	$4,290	$4,290

December 31, 2022	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$2,901	$2,901
Collateral dependent loans	—	—	5,659	5,659
Total assets at fair value	$—	$—	$8,560	$8,560

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at December 31, 2023 and 2022 are as follows:

		December 31, 2023		December 31, 2022
		Carrying	Estimated	Carrying	Estimated
		Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$50,025	$50,025	$26,324	$26,324
Investment securities available-for-sale	Level 2	48,561	48,561	46,200	46,200
Investment securities held-to-maturity	Level 2	34,206	33,835	26,527	26,251
Other investments	Level 3	5,434	5,434	1,082	1,082
Loans, net	Level 3	650,955	635,957	636,909	611,687
Bank owned life insurance	Level 3	16,086	16,086	15,724	15,724
Financial liabilities:
Deposits	Level 2	674,443	673,854	657,172	653,577
FHLB advances and other borrowings	Level 3	40,000	39,830	10,025	10,025

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Parent Only Condensed Balance Sheets

	December 31, 2023	December 31, 2022
	(in thousands)
Assets
Cash in bank subsidiary	$6,739	$10,233
Investment in subsidiary, at underlying equity	108,269	100,314
Loan receivable - ESOP	5,134	5,292
Other assets	1,482	1,374
Total assets	$121,624	$117,213

Liabilities and Stockholders' Equity
Liabilities:
Other liabilities	$108	$110
Total liabilities	108	110

Stockholders' equity:
Total stockholders' equity	121,516	117,103
Total liabilities and stockholders' equity	$121,624	$117,213

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Parent Only Condensed Statements of Income

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
	(in thousands)
Interest income:
Income on ESOP loan	$172	$177
Total interest income	172	177
Interest expense:
Interest expense on borrowings	—	—
Total interest expense	—	—
Net interest income	172	177
Noninterest expenses:
Other noninterest expense	540	555
Loss before income taxes	(368)	(378)
Income tax benefit	108	95
Loss before equity in undistributed earnings of Bank	(260)	(283)
Equity in undistributed earnings of Bank	6,708	7,417
Net income	$6,448	$7,134

Parent Only Condensed Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
	(in thousands)
Cash flows from operating activities:
Net income	$6,448	$7,134
Adjustments to reconcile net income to net cash used in operating activities
Equity in undistributed earnings of Bank	(6,708)	(7,417)
Other	(282)	(328)
Net cash used in operating activities	(542)	(611)
Cash flows from investing activities:
Payments from ESOP loan	331	331
Net cash provided by investing activities	331	331
Cash flows from financing activities:
Stock Repurchase	(3,283)	(5,709)
Dividend from Bank	—	5,000
Net cash used in financing activities	(3,283)	(709)
Net change in cash and cash equivalents	(3,494)	(989)
Cash and cash equivalents at beginning of period	10,233	11,222
Cash and cash equivalents at end of period	$6,739	$10,233

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting As of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, As of December 31, 2023, the Company’s internal control over financial reporting is effective, based on those criteria.

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

There were no changes made in our internal controls during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Securities Authorized for Issuance under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2023 with respect to compensation plans (other than our Employee Stock Ownership Plan) under which Company equity securities are authorized for issuance. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders. Equity compensation plans approved by stockholders consist of the Affinity Bankshares, Inc. 2018 Equity Incentive Plan and Affinity Banchares, Inc. 2022 Equity Incentive Plan.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	640,766	$12.58	20,126
Equity compensation plans not approved by security holders	—	N/A	—
Total	640,766	$12.58	20,126

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

32 97

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Policy Relating to Recovery of Erroneously Awarded Compensation

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

AFFINITY BANCSHARES, INC.

Date: March 21, 2024	By:	/s/ Edward J. Cooney
Edward J. Cooney
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edward J. Cooney	Chief Executive Officer	March 21, 2024
Edward J. Cooney	and Director (Principal Executive
Officer)

/s/ Brandi Pajot	Senior Vice President and Chief	March 21, 2024
Brandi Pajot	Financial Officer
(Principal Financial and
Accounting Officer)

/s/ William D. Fortson, Jr.	Chairman of the Board	March 21, 2024
William D. Fortson, Jr.

/s/ Marshall L. Ginn	Director	March 21, 2024
Marshall L. Ginn

/s/ Bob W. Richardson	Director	March 21, 2024
Bob W. Richardson

/s/ Howard G. Roberts	Director	March 21, 2024
Howard G. Roberts

/s/ Mark J. Ross	Director	March 21, 2024
Mark J. Ross

/s/ Edward P. Stone	Director	March 21, 2024
Edward P. Stone

/s/ Robin S. Reich	Director	March 21, 2024
Robin S. Reich