Form 10-Q
period 2024-03-31
Affinity Bancshares, Inc.
filed 2024-05-09
CIK 1823406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, 6,416,628 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

Affinity Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINITY BANCSHARES, INC.

Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Dollars in thousands except per share amounts)
Assets
Cash and due from banks	$6,388	$6,030
Interest-earning deposits in other depository institutions	55,007	43,995
Cash and cash equivalents	61,395	50,025
Investment securities available-for-sale	48,239	48,561
Investment securities held-to-maturity (estimated fair value of $33,873, net of allowance for credit losses of $45 at March 31, 2024 and estimated fair value of $33,835, net of allowance for credit losses of $45 at December 31, 2023)	34,230	34,206
Other investments	5,480	5,434
Loans	674,498	659,876
Allowance for credit loss on loans	(8,595)	(8,921)
Net loans	665,903	650,955
Other real estate owned	2,850	2,850
Premises and equipment, net	3,691	3,797
Bank owned life insurance	16,184	16,086
Intangible assets	18,318	18,366
Other assets	13,257	12,978
Total assets	$869,547	$843,258

Liabilities and Stockholders' Equity

Liabilities:
Non-interest-bearing checking	$164,568	$154,689
Interest-bearing checking	86,734	85,362
Money market accounts	144,689	138,673
Savings accounts	74,282	74,768
Certificates of deposit	217,171	220,951
Total deposits	687,444	674,443
Federal Home Loan Bank advances and other borrowings	51,837	40,000
Accrued interest payable and other liabilities	6,966	7,299
Total liabilities	746,247	721,742
Stockholders' equity:
Common stock (par value $0.01 per share, 40,000,000 shares authorized; 6,416,628 issued and outstanding at March 31, 2024 and December 31, 2023)	64	64
Preferred stock (10,000,000 shares authorized, no shares outstanding)	—	—
Additional paid in capital	61,409	61,026
Unearned ESOP shares	(4,535)	(4,587)
Retained earnings	72,680	71,345
Accumulated other comprehensive loss	(6,318)	(6,332)
Total stockholders' equity	123,300	121,516
Total liabilities and stockholders' equity	$869,547	$843,258

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands except per share amounts)
Interest income:
Loans, including fees	$9,499	$8,291
Investment securities	1,075	949
Interest-earning deposits	647	488
Total interest income	11,221	9,728
Interest expense:
Deposits	4,002	2,314
FHLB advances and other borrowings	470	516
Total interest expense	4,472	2,830
Net interest income before provision for credit losses	6,749	6,898
Provision for credit losses	—	7
Net interest income after provision for credit losses	6,749	6,891
Noninterest income:
Service charges on deposit accounts	395	391
Other	189	161
Total noninterest income	584	552
Noninterest expenses:
Salaries and employee benefits	3,179	3,004
Occupancy	618	644
Data processing	511	493
Other	1,262	1,053
Total noninterest expenses	5,570	5,194
Income before income taxes	1,763	2,249
Income tax expense	428	527
Net income	$1,335	$1,722
Weighted average common shares outstanding
Basic	6,416,628	6,599,672
Diluted	6,524,332	6,681,680
Basic earnings per share	$0.21	$0.26
Diluted earnings per share	$0.20	$0.26

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net income	$1,335	$1,722

Other comprehensive income:

Net unrealized gain on available-for-sale securities, net of taxes of $5 and $161	14	474

Total other comprehensive income	14	474

Total comprehensive income	$1,349	$2,196

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three Months Ended March 31, 2024 and 2023
					Accumulated
		Additional			Other
	Common	Paid In	Unearned	Retained	Comprehensive
	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)

Beginning balance December 31, 2023	64	$61,026	$(4,587)	$71,345	$(6,332)	$121,516
ESOP loan payment and release of ESOP shares	—	34	52	—	—	86
Stock-based compensation expense	—	349	—	—	—	349
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	14	14
Net income	—	—	—	1,335	—	1,335
Ending balance March 31, 2024	64	61,409	(4,535)	72,680	(6,318)	123,300

Beginning balance December 31, 2022	66	$63,130	$(4,795)	$65,357	$(6,655)	$117,103
ESOP loan payment and release of ESOP shares	—	26	52	—	—	78
Stock-based compensation expense	—	260	—	—	—	260
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	474	474
Common stock repurchase	—	(867)	—	—	—	(867)
Adoption of new accounting pronouncement (see Note 1)	—	—	—	(460)		(460)
Net income	—	—	—	1,722	—	1,722
Ending balance March 31, 2023	66	$62,549	$(4,743)	$66,619	$(6,181)	$118,310

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$1,335	$1,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, (accretion) and amortization	162	183
Stock-based compensation expense	349	260
Deferred income tax expense	241	—
Provision for credit losses	—	7
ESOP expense	86	78
Increase in cash surrender value of bank owned life insurance	(98)	(87)
Change in:
Accrued interest receivable and other assets	(525)	(779)
Accrued interest payable and other liabilities	(333)	615
Net cash provided by operating activities	1,217	1,999
Cash flows from investing activities:
Purchases of investment securities held-to-maturity	—	(7,609)
Purchases of investment securities available-for-sale	—	(5,710)
Purchases of premises and equipment	(132)	(148)
Proceeds from paydowns of investment securities available-for-sale	375	1,379
Proceeds from paydowns of investment securities held-to-maturity	24	15
Purchases of other investments	(46)	(2,339)
Proceeds from sales of other investments	—	425
Net change in loans	(14,906)	(15,226)
Net cash used in investing activities	(14,685)	(29,213)
Cash flows from financing activities:
Net change in deposits	13,001	93,668
Stock repurchase	—	(867)
Proceeds from FHLB advances	—	65,000
Repayment of FHLB advances	—	(20,000)
Repayment of federal funds purchased	—	(25)
Proceeds from other borrowings	11,837	—
Net cash provided by financing activities	24,838	137,776
Net change in cash and cash equivalents	11,370	110,562
Cash and cash equivalents at beginning of period	50,025	26,324
Cash and cash equivalents at end of period	$61,395	$136,886
Supplemental disclosures of cash flow information:
Cash paid for interest	4,791	2,372
Change in unrealized loss on investment securities available-for-sale, net of tax	14	474

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(1) Nature of Operations

Affinity Bancshares, Inc. (the “Company”) is a bank holding company, headquartered in Covington, Georgia. The Company has one operating subsidiary, Affinity Bank, National Association (the “Bank”, and formerly named “Affinity Bank”), a national bank, conducting banking activities primarily in Newton County, Georgia and surrounding counties and in Cobb and Fulton Counties, Georgia and surrounding counties, and originating dental practice loans and indirect automobile loans throughout the Southeastern United States. The Bank offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, mortgage, commercial and consumer loans, including indirect automobile loans, money transfers and a variety of other banking services. The Company was incorporated in 2020 to be the successor corporation to Community First Bancshares, Inc., a federal corporation, upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Community First Bancshares, MHC, the top tier mutual holding company of Community First Bancshares, Inc, the former mid-tier holding company for the Bank.

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of March 31, 2024 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

Summary of Significant Accounting Policies – The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in the Company’s financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K.

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

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands except per share data)

Net income	$1,335	$1,722
Weighted average common shares outstanding	6,416,628	6,599,672
Effect of dilutive common stock awards	107,704	82,008
Diluted weighted average common shares outstanding	6,524,332	6,681,680
Basic earnings per common share	$0.21	$0.26
Diluted earnings per common share	0.20	0.26

There were 379,500 anti-dilutive options for the three months ended March 31, 2024 and 292,454 anti-dilutive options for the three months ended March 31, 2023.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(2) Investment Securities

Investment securities available-for-sale at March 31, 2024 and December 31, 2023 are as follows: (in thousands)

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,157	$—	$(698)	$4,459
Municipal securities - tax exempt	525	—	(89)	436
Municipal securities - taxable	2,530	—	(401)	2,129
U. S. Government sponsored enterprises	11,837	—	(3,192)	8,645
Government agency mortgage-backed securities	18,248	—	(2,906)	15,342
Corporate securities	18,401	40	(1,213)	17,228
Total	$56,698	$40	$(8,499)	$48,239
December 31, 2023
U.S. Treasury securities	$5,147	$—	$(649)	$4,498
Municipal securities - tax exempt	527	—	(85)	442
Municipal securities - taxable	2,530	—	(395)	2,135
U. S. Government sponsored enterprises	11,837	—	(3,207)	8,630
Government agency mortgage-backed securities	18,643	—	(2,695)	15,948
Corporate securities	18,355	30	(1,477)	16,908
Total	$57,039	$30	$(8,508)	$48,561

Investment securities held-to-maturity at March 31, 2024 and December 31, 2023 are as follows: (in thousands)

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Estimated Allowance for Credit Losses
U.S. Treasury securities	$999	$—	$(4)	$995	$—
Government agency mortgage-backed securities	776	—	(55)	721	—
Corporate securities	32,500	55	(398)	32,157	(45)
Total	$34,275	$55	$(457)	$33,873	$(45)
December 31, 2023
U.S. Treasury securities	$999	$—	$(4)	$995	$—
Government agency mortgage-backed securities	795	—	(76)	719	—
Corporate securities	32,457	58	(394)	32,121	(45)
Total	$34,251	$58	$(474)	$33,835	$(45)

Corporate securities account for the majority of the held-to-maturity portfolio as of March 31, 2024. As stated above, these corporate securities are accounted for as securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Bank monitors the credit quality of these corporate bonds through quarterly credit reviews to determine impairment, if any. At March 31, 2024, these securities are all rated as investment grade and the $45,000 of allowance for credit losses associated with these securities was calculated using a Moody's report on the cumulative default rates of corporate issuers.

Investment securities available-for-sale in an unrealized loss position at March 31, 2024 and December 31, 2023 are as follows: (in thousands)

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

	Less Than 12 Months		12 Months or More		Total
March 31, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$4,459	$(698)	$4,459	$(698)
Municipal securities - tax exempt	—	—	436	(89)	436	(89)
Municipal securities - taxable	—	—	2,129	(401)	2,129	(401)
U. S. Government sponsored enterprises	—	—	8,645	(3,192)	8,645	(3,192)
Government agency mortgage-backed securities	—	—	15,342	(2,906)	15,342	(2,906)
Corporate securities	961	(19)	13,724	(1,194)	14,685	(1,213)
Total	$961	$(19)	$44,735	$(8,480)	$45,696	$(8,499)
December 31, 2023
U.S. Treasury securities	$—	$—	$4,498	$(649)	$4,498	$(649)
Municipal securities - tax exempt	—	—	442	(85)	442	(85)
Municipal securities - taxable	—	—	2,135	(395)	2,135	(395)
U. S. Government sponsored enterprises	—	—	8,630	(3,207)	8,630	(3,207)
Government agency mortgage-backed securities	—	—	15,948	(2,695)	15,948	(2,695)
Corporate securities	5,557	(214)	8,774	(1,263)	14,331	(1,477)
Total	$5,557	$(214)	$40,427	$(8,294)	$45,984	$(8,508)

There was one available-for-sale security in an unrealized loss position totaling $19,000 as of March 31, 2024 for less than 12 months. There were 68 available-for-sale securities in an unrealized loss position for 12 months or greater totaling $8.5 million as of March 31, 2024. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly. Four of the securities are agency bonds and five are U.S. Treasury bonds, so all of these are direct obligations of the U.S. Government. Thirty-nine of the securities are mortgage-backed bonds that have the direct or implied backing of the U.S. Government. Four of the bonds are municipal securities and the remaining 17 securities are corporate securities that are either trust preferred securities or subordinated debentures where the Bank performs a credit review regularly and such review has raised no concerns.

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises ("GSEs"), and the U.S. Treasury, including notes and mortgage-backed securities, accounted for the majority of the available-for-sale portfolio as of March 31, 2024, and the Bank expects no credit losses on these securities, given the explicit and implicit guarantees provided by the U.S. federal government. The available-for-sale portfolio also includes corporate securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Bank monitors the credit quality of these corporate bonds through quarterly credit reviews to determine impairment, if any. The decline in fair value is attributable to changes in interest rates, and not credit quality, and the Bank does not have the intent to sell the U.S. government and agencies debt securities and the corporate securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider impairments on these securities to be credit related as of March 31, 2024.

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at March 31, 2024, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories. (in thousands)

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$—	$—	$999	$995
Greater than 1 to 5 years	6,950	6,592	16,782	16,716
Greater than 5 to 10 years	21,160	18,810	15,718	15,441
Greater than 10 years	10,340	7,495	—	—
	38,450	32,897	33,499	33,152
Government agency mortgage-backed securities	18,248	15,342	776	721
Total	$56,698	$48,239	$34,275	$33,873

There were no sales of investment securities available-for-sale during the three months ended March 31, 2024 or 2023.

Available-for-sale securities with a carrying value of approximately $4.0 million and $4.2 million were pledged to secure public deposits at March 31, 2024 and December 31, 2023, respectively.

(3) Loans and Allowance for Credit Losses

Major classifications of loans, by collateral code, at March 31, 2024 and December 31, 2023 are summarized as follows: (in thousands)

	March 31, 2024	December 31, 2023
Commercial (secured by real estate - owner occupied)	$162,638	$157,691
Commercial (secured by real estate - non-owner occupied)	145,610	145,100
Commercial and industrial	142,509	140,407
Construction, land and acquisition & development	55,292	47,685
Residential mortgage 1-4 family	53,133	53,650
Consumer installment	115,316	115,343
Total	674,498	659,876
Less allowance for credit losses	(8,595)	(8,921)
Total loans, net	$665,903	$650,955

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in the Atlanta, Georgia Metropolitan Statistical Area. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market. The Bank also conducts lending within professional markets, with a primary focus on the dental industry in Georgia and adjoining states. The majority of these loans are commercial and industrial credits for practice acquisitions and equipment financing with the remainder being owner-occupied real estate. Accrued interest on loans totaled $2.2 million on March 31, 2024 and $2.1 million on December 31, 2023 and is included in other assets on the consolidated balance sheet.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the balance in the allowance for credit losses as of and for the three months ended March 31, 2024 and 2023 (in thousands)

	Commercial (Secured by Real Estate - Owner Occupied)	Commercial (Secured by Real Estate - Non-Owner Occupied)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Beginning balance December 31, 2023	$1,397	$1,298	$1,806	$927	$1,038	$1,534	$921	$8,921
Provision	167	(6)	(70)	152	(31)	139	(351)	—
Charge-offs	(160)	—	—	—	(5)	(193)	—	(358)
Recoveries	—	—	—	—	—	32	—	32
Ending balance, March 31, 2024	$1,404	$1,292	$1,736	$1,079	$1,002	$1,512	$570	$8,595

Beginning balance, December 31, 2022	$2,403	$2,079	$2,292	$487	$345	$1,675	$44	$9,325
Provision	(898)	(683)	(1,084)	443	1,169	740	313	—
Charge-offs	(4)	—	(3)	—	—	(99)	—	(106)
Recoveries	8	—	—	—	—	7	—	15
Ending balance, March 31, 2023	$1,509	$1,396	$1,205	$930	$1,514	$2,323	$357	$9,234

No provision for credit losses on loans was recorded for the three months ended March 31, 2024 and 2023. A release on unfunded commitments for the three months ended March 31, 2024 and 2023 of $0 and $3,000 was recorded, and is included in other liabilities on the consolidated balance sheet. The allowance for unfunded commitments as of March 31, 2024 and December 31, 2023 was $531,000. The Bank also recorded a provision of $0 and $10,000 for credit losses for held-to-maturity securities for a net $0 and $7,000 recorded of provision for credit losses for the three months ended March 31, 2024 and 2023.

The Bank individually evaluates loans meeting a certain threshold for impairment that are on nonaccrual status or are rated substandard (as described below). Additionally, all loan modifications to a borrower with financial difficulty are evaluated for impairment.

Collateral-Dependent Loans
We classify a loan as collateral-dependent when our borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate. There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the three months ended March 31, 2024 and 2023, and we had $4.1 million and $4.3 million of collateral-dependent loans without an allowance and no collateral-dependent loans with an allowance at March 31, 2024 and December 31, 2023, respectively.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of March 31, 2024 and December 31, 2023 by class of loans: (in thousands)

March 31, 2024	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Accruing Loans Past Due	Nonaccrual with Allowance	Nonaccrual without Allowance	Current	Total
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$—	$162,638	$162,638
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	4,280	141,330	145,610
Commercial and industrial	—	—	—	—	—	—	142,509	142,509
Construction, land and acquisition & development	13	—	—	13	—	19	55,260	55,292
Residential mortgage	1,507	—	—	1,507	—	2,528	49,098	53,133
Consumer installment	332	—	—	332	—	337	114,647	115,316
Total	$1,852	$—	$—	$1,852	$—	$7,164	$665,482	$674,498

December 31, 2023	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Accruing Loans Past Due	Nonaccrual with Allowance	Nonaccrual without Allowance	Current	Total
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$—	$157,691	$157,691
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	4,505	140,595	145,100
Commercial and industrial	—	—	—	—	—	—	140,407	140,407
Construction, land and acquisition & development	—	—	—	—	—	—	47,685	47,685
Residential mortgage	2,534	—	—	2,534	—	2,504	48,612	53,650
Consumer installment	246	—	—	246	—	417	114,680	115,343
Total	$2,780	$—	$—	$2,780	$—	$7,426	$649,670	$659,876

There were no loan modifications to a borrower with financial difficulty during the three months ended March 31, 2024 or 2023. No loan modifications made to a borrower with financial difficulty subsequently defaulted during the three months ended March 31, 2024 and 2023.

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Bank analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a continuous basis. The Bank uses the following definitions for its risk ratings:

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Substandard. Inadequately protected by the current net worth and paying capacity of the obligor, or by the collateral pledged, if any. Loans have a well-defined weakness or weaknesses such as primary source of repayment is gone or severely impaired or cash flow is insufficient to reduce debt. There is a distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of March 31, 2024 and December 31, 2023, and based on the most recent analysis performed, the risk category and year of origination of loans by class of loans is as follows: (in thousands)

March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolvers	Total
Pass
Commercial (secured by real estate - owner occupied)	$4,773	$13,138	$24,750	$28,527	$22,559	$62,986	$5,581	$162,314
Commercial (secured by real estate - non-owner occupied)	4,383	31,925	36,744	28,451	4,377	25,566	5,797	137,243
Commercial and industrial	8,127	21,279	21,425	27,458	15,263	41,577	7,380	142,509
Construction, land and acquisition & development	7,502	25,403	14,628	4,688	106	476	2,470	55,273
Residential mortgage	335	4,985	5,670	2,399	1,876	29,255	5,575	50,095
Consumer installment	12,150	38,689	42,245	15,393	3,996	1,649	551	114,673
Total pass	37,270	135,419	145,462	106,916	48,177	161,509	27,354	662,107
Special Mention
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	324	—	324
Commercial (secured by real estate - non-owner occupied)	—	—	-	3,517	—	541	—	4,058
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	220	—	220
Consumer installment	—	53	226	14	11	2	—	306
Total special mention	—	53	226	3,531	11	1,087	—	4,908
Substandard
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	—	—	—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	4,309	-	4,309
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	-	19	—	—	19
Residential mortgage	—	-	197	104	104	2,368	45	2,818
Consumer installment	—	80	96	147	5	9	—	337
Total substandard	—	80	293	251	128	6,686	45	7,483

Total	$37,270	$135,552	$145,981	$110,698	$48,316	$169,282	$27,399	$674,498
Current year to date period gross write-offs
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	160	—	160
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	5	—	—	—	—	5
Consumer installment	—	7	144	37	—	5	—	193
Total current period gross write-offs	$—	$7	$149	$37	$—	$165	$—	$358

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolvers	Total
Pass
Commercial (secured by real estate - owner occupied)	$11,210	$23,441	$29,832	$22,982	$11,287	$49,744	$8,863	$157,359
Commercial (secured by real estate - non-owner occupied)	32,830	37,395	25,702	4,436	10,015	15,546	10,562	136,486
Commercial and industrial	22,473	21,590	27,252	14,764	16,697	25,317	12,314	140,407
Construction, land and acquisition & development	21,557	17,392	5,034	721	216	210	2,534	47,664
Residential mortgage	5,354	5,672	2,447	1,289	1,424	28,710	5,736	50,632
Consumer installment	42,601	46,869	17,488	4,866	1,919	247	543	114,533
Total pass	136,025	152,359	107,755	49,058	41,558	119,774	40,552	647,081
Special Mention
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	332	—	332
Commercial (secured by real estate - non-owner occupied)	—	—	3,539	—	—	540	—	4,079
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	222	—	222
Consumer installment	73	190	99	21	31	—	—	414
Total special mention	73	190	3,638	21	31	1,094	—	5,047
Substandard
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	—	—	—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	4,535	-	4,535
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	21	—	—	—	21
Residential mortgage	—	202	108	107	113	2,266	—	2,796
Consumer installment	50	205	118	11	12	—	—	396
Total substandard	50	407	226	139	125	6,801	-	7,748

Total	$136,148	$152,956	$111,619	$49,218	$41,714	$127,669	$40,552	$659,876
Current year to date period gross write-offs
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	204	—	204
Commercial and industrial	—	—	—	—	—	3	—	3
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Consumer installment	9	159	125	14	—	—	—	307
Total current period gross write-offs	$9	$159	$125	$14	$—	$207	$—	$514

(4) Intangible Assets

The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $813,000 at March 31, 2024. The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $765,000 at December 31, 2023. Aggregate amortization expense was $48,000 for the three months ended March 31, 2024 and 2023.

Goodwill acquired through acquisition was $17.2 million at March 31, 2024 and 2023. No impairment loss was recognized during the three months ended March 31, 2024 and 2023.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(5) Deposits

The aggregate amount of certificates of deposit ("CDs") of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, was approximately $30.4 million at March 31, 2024, and $31.2 million at December 31, 2023. Due to the FDIC insurance coverage rules and limits for a depositor's specific group of deposit accounts, it is important to note that not all deposits in excess of $250,000 are uninsured.

Brokered CDs totaled $107.4 million and had a weighted average rate of 4.65% and a weighted average maturity of 28 months at March 31, 2024 and $107.3 million and had a weighted average rate of 4.87% and a weighted average maturity of 28 months at December 31, 2023.

(6) Borrowings

The following Federal Home Loan Bank ("FHLB") advances, which required monthly or quarterly interest payments, were outstanding at March 31, 2024 and December 31, 2023:

Advance Date	Advance	Interest Rate	Maturity	Rate	Call Feature
1/6/2023	$10,000,000	4.22%	1/6/2026	Fixed	N/A
1/6/2023	10,000,000	3.94%	1/6/2028	Fixed	N/A
10/25/2023	10,000,000	3.99%	10/25/2028	Convertible	4/25/2024
12/14/2023	10,000,000	3.28%	12/14/2028	Convertible	6/14/2024
	$40,000,000

At March 31, 2024 and December 31, 2023, the FHLB advances were collateralized by certain loans which totaled approximately $406.1 million and $392.6 million, and by the Company’s investment in FHLB stock which totaled approximately $2.5 million at March 31, 2024 and December 31, 2023.

The Company had one FHLB letter of credit of $12.5 million, used to collateralize public deposits, outstanding at both March 31, 2024 and December 31, 2023.

The Company has Federal Funds unsecured lines of credit totaling $32.5 million. No amount was borrowed under these lines as of March 31, 2024.

We also have a line of $76.8 million and $67.4 million with the Federal Reserve Bank secured by $101.9 million and $96.1 million in loans and investment securities as of March 31, 2024 and December 31, 2023. There was $11.8 million and $0 outstanding under the Bank Term Funding Program at March 31, 2024 and December 31, 2023.

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

In 2017, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. In 2021, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing additional shares of the Company’s common stock. A total of 225,721 shares were purchased with the loan proceeds as part of the Company’s second stock offering. Total ESOP expense for the three months ended March 31, 2024 and 2023 was approximately $86,000 and $78,000, respectively. The balance of the note payable of the ESOP was approximately $5.1 million at March 31, 2024 and December 31, 2023. Because the source of the loan payments is contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders’ equity. As of March 31, 2024 and December 31, 2023, 101,000 shares had been released.

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

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2023	640,766	12.58	7.75	1,419
Outstanding - March 31, 2024	640,766	12.58	7.51	2,476
Exercisable - March 31, 2024	236,905	10.98	6.28	1,294

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value

Outstanding - December 31, 2023	166,591	13.46
Vested	(3,467)
Outstanding - March 31, 2024	163,124	13.44

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The Company recognized approximately $349,000 and $260,000, of stock-based compensation expense during the three months ended March 31, 2024 and 2023 respectively, associated with its common stock awards granted to directors and officers.

As of March 31, 2024, there was approximately $3.4 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately 2.24 years.

(9) Fair Value Measurements and Disclosures

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent loans and other real estate owned. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-downs of individual assets. Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

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

Following are descriptions of valuation methodologies used for assets and liabilities recorded at fair value.

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

Other Investments

The carrying value of other investments includes FHLB stock and First National Bankers Bank stock and approximates fair value.

Loans

The Company does not record loans at fair value on a recurring basis, unless a loan is considered collateral dependent and a specific reserve may be required to be established within the allowance for credit losses. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered individually evaluated. Once a loan is identified as collateral dependent, management measures impairment in accordance with GAAP. The fair value of collateral dependent loans is estimated using one of three methods, including

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

collateral value, market value of similar debt, and discounted cash flows. Those collateral dependent loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. In accordance with GAAP, collateral dependent loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the collateral dependent loan as nonrecurring Level 2. When an appraised value is used or an appraisal is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the collateral dependent loan as nonrecurring Level 3. For disclosure purposes, the fair value of fixed rate loans which are not considered collateral dependent is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For non collateral dependent variable rate loans, the carrying amount is a reasonable estimate of fair value for disclosure purposes.

Other Real Estate Owned

Other real estate owned properties are adjusted to fair value upon transfer of the loans to other real estate. Subsequently, other real estate assets are carried at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price, the Bank records the other real estate as nonrecurring Level 2. When an appraised value is used or an appraisal is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the other real estate asset as nonrecurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $48.2 million and $48.6 million at March 31, 2024 and December 31, 2023. They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2024 and December 31, 2023 (in thousands).

March 31, 2024	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$2,850	$2,850
Collateral dependent loans	—	—	1,281	1,281
Total assets at fair value	$—	$—	$4,131	$4,131

December 31, 2023	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$2,850	$2,850
Collateral dependent loans	—	—	1,440	1,440
Total assets at fair value	$—	$—	$4,290	$4,290

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at March 31, 2024 and December 31, 2023 are as follows:

		March 31, 2024		December 31, 2023
		Carrying	Estimated	Carrying	Estimated
		Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$61,395	$61,395	$50,025	$50,025
Investment securities available-for-sale	Level 2	48,239	48,239	48,561	48,561
Investment securities held-to-maturity	Level 2	34,230	33,873	34,206	33,835
Other investments	Level 3	5,480	5,480	5,434	5,434
Loans, net	Level 3	665,903	646,136	650,955	635,957
Financial liabilities:
Deposits	Level 2	687,444	685,322	674,443	673,854
FHLB advances and other borrowings	Level 3	51,837	51,515	40,000	39,830

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Summary of Significant Accounting Policies

A summary of our accounting policies is described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total assets increased $26.3 million, or 3.1%, to $869.5 million at March 31, 2024 from $843.3 million at December 31, 2023, due primarily to an increase in cash and cash equivalents as well as an increase in loans.

Cash and cash equivalents increased $11.4 million, or 22.7%, to $61.4 million at March 31, 2024 from $50.0 million at December 31, 2023 primarily due to cash received from an increase in deposits as well as an increase in Federal Reserve borrowings to enhance our levels of liquidity.

Gross loans increased $14.6 million, or 2.2%, to $674.5 million at March 31, 2024 from $659.9 million at December 31, 2023. Construction loans increased $7.6 million, or 16.0%, to $55.3 million at March 31, 2024 from $47.7 million at December 31, 2023. Owner-occupied commercial real estate loans increased $4.9 million, or 3.1%, while commercial and industrial loans increased $2.1 million, or 1.5% and non-owner-occupied commercial real estate loans increased $510,000 or 0.4%. We experienced decreases in residential mortgages of $517,000 and in consumer installment loans of $27,000.

Total deposits increased $13.0 million, or 1.9%, to $687.4 million at March 31, 2024 from $674.4 million at December 31, 2023, reflecting an increase in demand deposits and money market accounts. Non-interest bearing deposits increased $9.9 million, or 6.4%, as a result of our business customers' cyclical demands at year-end. Our certificates of deposits include brokered deposits at March 31, 2024, totaling $107.4 million,which had an average life of 28 months and an average interest rate of 4.65%. The loan-to-deposit ratio at March 31, 2024 was 98.1%, as compared to 97.8% at December 31, 2023.

We had $40.0 million of FHLB advances and $11.8 million in other borrowings at March 31, 2024, and $40.0 million of FHLB advances at December 31, 2023. During the first quarter of 2024, we borrowed $11.8 million in funds through the Federal Reserve Bank Term Funding Program.

Stockholders’ equity increased by $1.8 million, or 1.5% to $123.3 million at March 31, 2024 compared to $121.5 million at December 31, 2023, primarily due to net income of $1.3 million during the first quarter of 2024, and stock compensation expense of $349,000.

Average Balance Sheets

The following table sets forth average balance sheets, average annualized yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are monthly average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended March 31,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$664,660	$9,499	5.75%	$651,750	$8,291	5.16%
Investment securities held-to-maturity	34,213	528	6.21%	32,898	503	6.20%
Investment securities available-for-sale	48,169	463	3.87%	48,844	411	3.41%
Interest-earning deposits and federal funds	50,083	647	5.20%	45,758	488	4.32%
Other investments	5,447	84	6.20%	2,643	35	5.39%
Total interest-earning assets	802,572	11,221	5.62%	781,893	9,728	5.05%
Non-interest-earning assets	52,145			51,044
Total assets	$854,717			$832,937

Interest-bearing liabilities:
Interest-bearing checking accounts	$88,057	$103	0.47%	$91,856	$45	0.20%
Money market accounts	140,600	1,086	3.11%	139,495	661	1.92%
Savings accounts	74,412	528	2.85%	95,897	552	2.34%
Certificates of deposit	219,806	2,285	4.18%	149,058	1,056	2.87%
Total interest-bearing deposits	522,875	4,002	3.08%	476,306	2,314	1.97%
FHLB advances and other borrowings	52,615	470	3.59%	46,723	516	4.48%
Total interest-bearing liabilities	575,490	4,472	3.13%	523,029	2,830	2.19%
Non-interest-bearing liabilities	156,697			191,659
Total liabilities	732,187			714,688
Total stockholders' equity	122,530			118,249
Total liabilities and stockholders' equity	$854,717			$832,937
Net interest rate spread			2.49%			2.86%
Net interest income		$6,749			$6,898
Net interest margin			3.38%			3.58%

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

	Three Months Ended March 31, 2024 vs. 2023
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$927	$281	$1,208
Investment securities held-to-maturity	25	—	25
Investment securities available-for-sale	(292)	344	52
Interest-earning deposits and federal funds	144	15	159
Other investments	48	1	49
Total interest-earning assets	852	641	1,493

Interest-bearing liabilities:
Interest-bearing checking accounts	(396)	454	58
Market rate checking accounts	169	256	425
Savings accounts	(769)	745	(24)
Certificates of deposit	1,181	48	1,229
Total interest-bearing deposits	185	1,503	1,688
FHLB advances and other borrowings	821	(867)	(46)
Total interest-bearing liabilities	1,006	636	1,642

Change in net interest income	$(154)	$5	$(149)

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

General. Net income was $1.3 million for the three months ended March 31, 2024, compared to $1.7 million for the three months ended March 31, 2023. The decrease was caused by an increase in interest expense, offset partially by an increase in interest income.

Interest Income. Interest income increased $1.5 million, or 15.3%, to $11.2 million for the three months ended March 31, 2024 from $9.7 million for the three months ended March 31, 2023. The increase was due to increases in all categories of interest-earning assets. Interest income on loans increased $1.2 million, or 14.6%, to $9.5 million for the three months ended March 31, 2024 from $8.3 million for the three months ended March 31, 2023. The average yield on loans increased 59 basis points to 5.75% for the current quarter, as compared to 5.16% for the prior year period, due to the continued changes in the interest rate environment. In addition, our average balance of loans increased by $12.9 million, or 2.0%, to $664.7 million for the three months ended March 31, 2024 from $651.8 million for the three months ended March 31, 2023. The average balance of loans increased due to steady loan demand.

Interest income on interest-earning deposits and federal funds increased $159,000 to $647,000 for the three months ended March 31, 2024 from $488,000 for the three months ended March 31, 2023. The average balance of interest-earning deposits and federal funds increased $4.3 million to $50.1 million for the three months ended March 31, 2024 compared to $45.8 million for the three months ended March 31, 2023, as we held excess cash to increase liquidity, as described above. In addition, the yields we received on these funds increased to 5.20% from 4.32% due to the continued changes in the interest rate environment.

Interest income on available-for-sale and held-to-maturity securities increased $77,000 to $991,000 for the three months ended March 31, 2024 from $914,000 for the three months ended March 31, 2023.

Interest Expense. Interest expense increased $1.6 million to $4.5 million for the three months ended March 31, 2024, compared to $2.8 million for the three months ended March 31, 2023, due to increases in the average balances of interest-bearing liabilities as well as the rates paid on such liabilities.

We recognized increases in all categories of interest-bearing liabilities. Interest expense on deposits increased $1.7 million to $4.0 million for the three months ended March 31, 2024 from $2.3 million for the three months ended March 31, 2023. The largest increase was in interest expense on certificates of deposit, which increased $1.2 million to $2.3 million for the three months ended March 31, 2024. The average rate we paid on certificates of deposit increased 131 basis points to 4.18% for the three months ended March 31, 2024 from 2.87% for the three months ended March 31, 2023, due to the continued changes in the interest rate environment and the average balance increase of $70.7 million to $219.8 million for the three months ended March 31, 2024 from $149.1 million for the three months ended March 31, 2023. We also experienced increases of $425,000 in interest expense on money market accounts, due to increases in the rates we paid on these accounts of 119 basis points.

Interest expense on borrowings decreased to $470,000 for the three months ended March 31, 2024 from $516,000 for the three months ended March 31, 2023, due to short term funding needs for the three months ended March 31, 2023.

Net Interest Income. Net interest income decreased $149,000, or 2.2%, to $6.7 million for the three months ended March 31, 2024 compared to $6.9 million for the three months ended March 31, 2023. Our net interest rate spread decreased to 2.49% for the three months ended March 31, 2024 from 2.86% for the three months ended March 31, 2023, and our net interest margin decreased to 3.38% for the three months ended March 31, 2024 from 3.58% for the three months ended March 31, 2023 as the rates we paid on interest-bearing liabilities increased faster than the yields we earned on our interest-earning assets. Our average net interest-earning assets decreased to $227.1 million for the three months ended March 31, 2024 compared to $258.9 million for the three months ended March 31, 2023.

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

After an evaluation of these factors, we recorded no provision for credit losses for the three months ended March 31, 2024, compared to a provision of $7,000 for the three months ended March 31, 2023. Our allowance for credit losses was $8.6 million at March 31, 2024, and $8.9 million at December 31, 2023 . The allowance for credit losses to total loans was 1.27% at March 31, 2024 compared to 1.35% at December 31, 2023. The allowance for credit losses to non-performing loans was 120.0% at March 31, 2024 compared to 120.1% at December 31, 2023. Net charge-offs were $326,000 for the three months ended March 31, 2024, compared to net loan chargeoffs of $91,000 for the three months ended March 31, 2023.

To the best of our knowledge, we have recorded all credit losses that are both probable and reasonable to estimate at March 31, 2024. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $32,000, or 5.8%, to $584,000 for the three months ended March 31, 2024 from $552,000. There were no material changes in any categories of non-interest income.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,179	$3,004	$175	5.8%
Occupancy	618	644	(26)	(4.0)%
Data processing	511	493	18	3.7%
Other	1,262	1,053	209	19.8%
Total non-interest expenses	$5,570	$5,194	$376	7.2%

Salaries and employee benefits expense increased related to stock compensation for restricted stock and stock options that were issued in 2023. Other expenses increased $209,000 related to increases in professional fees and FDIC insurance premiums.

Income Tax Expense. We recorded income tax expense of $428,000 for the three months ended March 31, 2024 compared to $527,000 for the three months ended March 31, 2023. The effective tax rate was 24.3% and 23.4% for the respective periods.

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

By following these strategies, we believe that we are better positioned to react to increases in market interest rates. In addition, we originate adjustable-rate, one-to-four-family residential real estate loans and home equity loans and lines of credit.

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

The table below sets forth, as of March 31, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$31,385	0.64%
+200	31,395	0.68%
Level	31,184	—
-200	29,951	(3.95)%
-400	27,392	(12.16)%

(1) Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 0.68% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 3.95% decrease in net interest income. At March 31, 2023, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 3.71% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 8.82% decrease in net interest income.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At March 31, 2024, we had a $219.2 million line of credit with the Federal Home Loan Bank of Atlanta, with advances of $40.0 million outstanding and a $12.5 million letter of credit outstanding, and we had a $5.0 million unsecured federal funds line of credit, a $7.5 million unsecured federal funds line of credit, and a $20.0 million unsecured federal funds line of credit. We also have a line of $76.8 million with the Federal Reserve Bank secured by $101.9 million in loans and investment securities. At March 31, 2024, we had $11.8 million outstanding under the Federal Reserve Bank Term Funding Program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.2 million for the three months ended March 31, 2024, compared to $2.0 million for the three months ended March 31, 2023. Net cash used in investing activities was $14.7 million for the three months ended March 31, 2024, compared to $29.2 million for the three months ended March 31, 2023. Net cash used in investing activities typically consists primarily of disbursements for loan originations and purchases of investment securities. Net cash provided by financing activities, which consists primarily of activity in deposit accounts and proceeds/repayments of FHLB advances, and a stock repurchase program, was $24.8 million for the three months ended March 31, 2024 which included borrowing $11.8 million from the Federal Reserve Bank compared to net cash provided by financing activities of $137.8 million for the three months ended March 31, 2023,which included repaying $20.0 million of FHLB borrowings, borrowing $65.0 million in FHLB advances and repurchasing stock of $867,000.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2024, we exceeded all of our regulatory capital requirements and the Bank was categorized as “well capitalized.” Management is not aware of any conditions or events since the most recent notification that would change our category. The Bank’s actual capital amounts and ratios for March 31, 2024 and December 31, 2023 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024:

Common Equity Tier 1 (to Risk Weighted Assets)	$97,306	12.50%	$35,030	4.50%	$50,599	6.50%
Total Capital (to Risk Weighted Assets)	106,500	13.68%	62,281	8.00%	77,851	10.00%
Tier I Capital (to Risk Weighted Assets)	97,306	12.50%	46,707	6.00%	62,281	8.00%
Tier I Capital (to Average Assets)	97,306	11.53%	33,758	4.00%	42,197	5.00%

As of December 31, 2023:
Common Equity Tier 1 (to Risk Weighted Assets)	$95,335	12.41%	$34,570	4.50%	$49,934	6.50%
Total Capital (to Risk Weighted Assets)	104,858	13.65%	61,455	8.00%	76,819	10.00%
Tier I Capital (to Risk Weighted Assets)	95,335	12.41%	46,093	6.00%	61,455	8.00%
Tier I Capital (to Average Assets)	95,335	11.27%	33,837	4.00%	42,296	5.00%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2024, we had outstanding commitments to originate loans of $75.5 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from March 31, 2024 totaled $81.5 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2024, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

AFFINITY BANCSHARES, INC.

Date:	May 9, 2024	/s/ Edward J. Cooney
Edward J. Cooney
President and Chief Executive Officer

Date:	May 9, 2024	/s/ Brandi Pajot
Brandi Pajot
Senior Vice President and Chief Financial Officer