Form 10-Q
period 2024-06-30
Affinity Bancshares, Inc.
filed 2024-08-09
CIK 1823406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, 6,412,430 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

Affinity Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINITY BANCSHARES, INC.

Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Dollars in thousands except per share amounts)
Assets
Cash and due from banks	$6,158	$6,030
Interest-earning deposits in other depository institutions	44,239	43,995
Cash and cash equivalents	50,397	50,025
Investment securities available-for-sale	47,266	48,561
Investment securities held-to-maturity (estimated fair value of $33,901, net of allowance for credit losses of $45 at June 30, 2024 and estimated fair value of $33,835, net of allowance for credit losses of $45 at December 31, 2023)	34,248	34,206
Other investments	5,491	5,434
Loans	692,591	659,876
Allowance for credit loss on loans	(8,461)	(8,921)
Net loans	684,130	650,955
Other real estate owned	—	2,850
Premises and equipment, net	3,569	3,797
Bank owned life insurance	16,283	16,086
Intangible assets	18,271	18,366
Other assets	13,927	12,978
Total assets	$873,582	$843,258

Liabilities and Stockholders' Equity

Liabilities:
Non-interest-bearing checking	$161,156	$154,689
Interest-bearing checking	88,742	85,362
Money market accounts	147,250	138,673
Savings accounts	74,077	74,768
Certificates of deposit	218,487	220,951
Total deposits	689,712	674,443
Federal Home Loan Bank advances and other borrowings	51,837	40,000
Accrued interest payable and other liabilities	6,968	7,299
Total liabilities	748,517	721,742
Stockholders' equity:
Common stock (par value $0.01 per share, 40,000,000 shares authorized; 6,416,628 issued and outstanding at June 30, 2024 and December 31, 2023)	64	64
Preferred stock (10,000,000 shares authorized, no shares outstanding)	—	—
Additional paid in capital	61,773	61,026
Unearned ESOP shares	(4,482)	(4,587)
Retained earnings	73,711	71,345
Accumulated other comprehensive loss	(6,001)	(6,332)
Total stockholders' equity	125,065	121,516
Total liabilities and stockholders' equity	$873,582	$843,258

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands except per share amounts)
Interest income:
Loans, including fees	$10,479	$8,727	$19,978	$17,018
Investment securities	1,095	986	2,169	1,935
Interest-earning deposits	648	1,150	1,296	1,638
Total interest income	12,222	10,863	23,443	20,591
Interest expense:
Deposits	4,099	3,785	8,100	6,099
FHLB advances and other borrowings	555	385	1,025	901
Total interest expense	4,654	4,170	9,125	7,000
Net interest income before provision for credit losses	7,568	6,693	14,318	13,591
Provision for credit losses	213	—	213	7
Net interest income after provision for credit losses	7,355	6,693	14,105	13,584
Noninterest income:
Service charges on deposit accounts	391	405	786	796
Net gain on sale of other real estate owned	135	—	135	—
Other	180	273	369	434
Total noninterest income	706	678	1,290	1,230
Noninterest expenses:
Salaries and employee benefits	3,417	3,036	6,596	6,040
Occupancy	615	638	1,233	1,282
Data processing	508	487	1,019	980
Professional fees	1,118	177	1,381	315
Other	1,061	946	2,061	1,861
Total noninterest expenses	6,719	5,284	12,290	10,478
Income before income taxes	1,342	2,087	3,105	4,336
Income tax expense	311	497	739	1,024
Net income	$1,031	$1,590	$2,366	$3,312
Weighted average common shares outstanding
Basic	6,416,628	6,486,260	6,416,628	6,542,653
Diluted	6,544,450	6,546,382	6,534,751	6,616,294
Basic earnings per share	$0.16	$0.25	$0.37	$0.51
Diluted earnings per share	$0.16	$0.24	$0.36	$0.50

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
		(In thousands)
Net income	$1,031	$1,590	$2,366	$3,312

Other comprehensive income (loss):

Net unrealized gains (losses) on available-for-sale securities, net of taxes of $109, $(171), $114 and $(6)	317	(488)	331	(14)

Total other comprehensive income (loss)	317	(488)	331	(14)

Total comprehensive income	$1,348	$1,102	$2,697	$3,298

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three Months Ended June 30, 2024 and 2023
					Accumulated
		Additional			Other
	Common	Paid In	Unearned	Retained	Comprehensive
	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)

Beginning balance March 31, 2024	64	$61,409	$(4,535)	$72,680	$(6,318)	$123,300
ESOP loan payment and release of ESOP shares	—	43	53	—	—	96
Stock-based compensation expense	—	321	—	—	—	321
Change in unrealized gain on investment securities available-for-sale, net of tax	—	—	—	—	317	317
Net income	—	—	—	1,031	—	1,031
Ending balance June 30, 2024	64	$61,773	$(4,482)	$73,711	$(6,001)	$125,065

Beginning balance March 31, 2023	66	$62,549	$(4,743)	$66,619	$(6,181)	$118,310
ESOP loan payment and release of ESOP shares	—	16	51	—	—	67
Stock-based compensation expense	—	264	—	—	—	264
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	(488)	(488)
Common stock repurchase	(2)	(1,802)	—	—	—	(1,804)
Net income	—	—	—	1,590	—	1,590
Ending balance June 30, 2023	64	$61,027	$(4,692)	$68,209	$(6,669)	$117,939

	Six Months Ended June 30, 2024 and 2023
					Accumulated
		Additional			Other
	Common	Paid In	Unearned	Retained	Comprehensive
	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)

Beginning balance December 31, 2023	64	$61,026	$(4,587)	$71,345	$(6,332)	$121,516
ESOP loan payment and release of ESOP shares	—	77	105	—	—	182
Stock-based compensation expense	—	670	—	—	—	670
Change in unrealized gain on investment securities available-for-sale, net of tax	—	—	—	—	331	331
Net income	—	—	—	2,366	—	2,366
Ending balance June 30, 2024	64	$61,773	$(4,482)	$73,711	$(6,001)	$125,065

Beginning balance December 31, 2022	66	$63,130	$(4,795)	$65,357	$(6,655)	$117,103
ESOP loan payment and release of ESOP shares	—	42	103	—	—	145
Stock-based compensation expense	—	524	—	—	—	524
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	(14)	(14)
Common stock repurchase	(2)	(1,802)				(1,804)
Adoption of new accounting pronouncement, net of tax (see Note 1)	—	(867)	—	(460)	—	(1,327)
Net income	—	—	—	3,312	—	3,312
Ending balance June 30, 2023	$64	$61,027	$(4,692)	$68,209	$(6,669)	$117,939

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$2,366	$3,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, (accretion) and amortization	342	425
Stock-based compensation expense	670	524
Deferred income tax expense	241	—
Provision for credit losses	213	7
ESOP expense	182	145
Net loss (gain) on sale and writedown of other real estate owned	(135)	—
Increase in cash surrender value of bank owned life insurance	(197)	(175)
Change in:
Accrued interest receivable and other assets	(1,302)	(260)
Accrued interest payable and other liabilities	(544)	355
Net cash provided by operating activities	1,836	4,333
Cash flows from investing activities:
Purchases of investment securities held-to-maturity	—	(7,609)
Purchases of investment securities available-for-sale	—	(5,710)
Purchases of premises and equipment	(262)	(285)
Proceeds from paydowns of investment securities available-for-sale	1,801	1,936
Proceeds from paydowns of investment securities held-to-maturity	54	30
Purchases of other investments	(57)	(2,339)
Proceeds from sales of other investments	—	1,913
Net change in loans	(33,091)	(16,874)
Proceeds from sales of other real estate owned	2,985	—
Net cash used in investing activities	(28,570)	(28,938)
Cash flows from financing activities:
Net change in deposits	15,269	73,871
Stock repurchase	—	(2,671)
Proceeds from FHLB advances	10,000	65,000
Repayment of FHLB advances	(10,000)	(55,000)
Repayment of federal funds purchased	—	(25)
Proceeds from other borrowings	11,837	—
Net cash provided by financing activities	27,106	81,175
Net change in cash and cash equivalents	372	56,570
Cash and cash equivalents at beginning of period	50,025	26,324
Cash and cash equivalents at end of period	$50,397	$82,894
Supplemental disclosures of cash flow information:
Cash paid for interest	9,158	7,382
Cash paid for income taxes	1,166	819
Change in unrealized loss on investment securities available-for-sale, net of tax	331	(14)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of June 30, 2024 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

Proposed Transaction

On May 30, 2024, the Company, Affinity Bank, and Atlanta Postal Credit Union (“APCU”) entered into a Purchase and Assumption Agreement (the “Agreement”), pursuant to which APCU will acquire substantially all of the assets and assume substantially all of the liabilities (including deposit liabilities) of Affinity Bank.

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands except per share data)

Net income	$1,031	$1,590	$2,366	$3,312
Weighted average common shares outstanding	6,416,628	6,486,260	6,416,628	6,542,653
Effect of dilutive common stock awards	127,822	60,122	118,123	73,641
Diluted weighted average common shares outstanding	6,544,450	6,546,382	6,534,751	6,616,294
Basic earnings per common share	$0.16	$0.25	$0.37	$0.51
Diluted earnings per common share	0.16	$0.24	0.36	0.50

There were 339,500 anti-dilutive options for the three and six months ended June 30, 2024 and 285,454 anti-dilutive options for the three and six months ended June 30, 2023.

(2) Investment Securities

Investment securities available-for-sale at June 30, 2024 and December 31, 2023 are as follows: (in thousands)

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,167	$—	$(664)	$4,503
Municipal securities - tax exempt	523	—	(91)	432
Municipal securities - taxable	2,530	—	(377)	2,153
U. S. Government sponsored enterprises	11,837	—	(3,111)	8,726
Government agency mortgage-backed securities	17,778	—	(2,752)	15,026
Corporate securities	17,464	33	(1,071)	16,426
Total	$55,299	$33	$(8,066)	$47,266
December 31, 2023
U.S. Treasury securities	$5,147	$—	$(649)	$4,498
Municipal securities - tax exempt	527	—	(85)	442
Municipal securities - taxable	2,530	—	(395)	2,135
U. S. Government sponsored enterprises	11,837	—	(3,207)	8,630
Government agency mortgage-backed securities	18,643	—	(2,695)	15,948
Corporate securities	18,355	30	(1,477)	16,908
Total	$57,039	$30	$(8,508)	$48,561

Investment securities held-to-maturity at June 30, 2024 and December 31, 2023 are as follows: (in thousands)

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Estimated Allowance for Credit Losses
U.S. Treasury securities	$1,000	$—	$(4)	$996	$—
Government agency mortgage-backed securities	751	—	(55)	696	—
Corporate securities	32,542	73	(406)	32,209	(45)
Total	$34,293	$73	$(465)	$33,901	$(45)
December 31, 2023
U.S. Treasury securities	$999	$—	$(4)	$995	$—
Government agency mortgage-backed securities	795	—	(76)	719	—
Corporate securities	32,457	58	(394)	32,121	(45)
Total	$34,251	$58	$(474)	$33,835	$(45)

Corporate securities account for the majority of the held-to-maturity portfolio as of June 30, 2024. These corporate securities are accounted for as securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Bank monitors the credit quality of these corporate bonds through quarterly credit reviews to determine impairment, if any. At June 30, 2024, these securities are all rated as investment grade and the $45,000 of allowance for credit losses associated with these securities was calculated using a Moody's report on the cumulative default rates of corporate issuers.

Investment securities available-for-sale in an unrealized loss position at June 30, 2024 and December 31, 2023 are as follows: (in thousands)

	Less Than 12 Months		12 Months or More		Total
June 30, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$4,503	$(664)	$4,503	$(664)
Municipal securities - tax exempt	—	—	432	(91)	432	(91)
Municipal securities - taxable	—	—	2,153	(377)	2,153	(377)
U. S. Government sponsored enterprises	—	—	8,726	(3,111)	8,726	(3,111)
Government agency mortgage-backed securities	—	—	15,026	(2,752)	15,026	(2,752)
Corporate securities	—	—	13,887	(1,071)	13,887	(1,071)
Total	$—	$—	$44,727	$(8,066)	$44,727	$(8,066)
December 31, 2023
U.S. Treasury securities	$—	$—	$4,498	$(649)	$4,498	$(649)
Municipal securities - tax exempt	—	—	442	(85)	442	(85)
Municipal securities - taxable	—	—	2,135	(395)	2,135	(395)
U. S. Government sponsored enterprises	—	—	8,630	(3,207)	8,630	(3,207)
Government agency mortgage-backed securities	—	—	15,948	(2,695)	15,948	(2,695)
Corporate securities	5,557	(214)	8,774	(1,263)	14,331	(1,477)
Total	$5,557	$(214)	$40,427	$(8,294)	$45,984	$(8,508)

There were 68 available-for-sale securities in an unrealized loss position for 12 months or greater totaling $8.1 million as of June 30, 2024. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly. Four of the securities are

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

agency bonds and five are U.S. Treasury bonds, so all of these are direct obligations of the U.S. Government. Thirty-nine of the securities are mortgage-backed bonds that have the direct or implied backing of the U.S. Government. Four of the bonds are municipal securities and the remaining 16 securities are corporate securities that are either trust preferred securities or subordinated debentures where the Bank performs a credit review regularly and such review has raised no concerns.

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises ("GSEs"), and the U.S. Treasury, including notes and mortgage-backed securities, accounted for the majority of the available-for-sale portfolio as of June 30, 2024, and the Bank expects no credit losses on these securities, given the explicit and implicit guarantees provided by the U.S. federal government. The available-for-sale portfolio also includes corporate securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Bank monitors the credit quality of these corporate bonds through quarterly credit reviews to determine impairment, if any. The decline in fair value is attributable to changes in interest rates, and not credit quality, and the Bank does not have the intent to sell the U.S. government and agencies debt securities and the corporate securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider impairments on these securities to be credit related as of June 30, 2024.

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at June 30, 2024, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories. (in thousands)

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$—	$—	$1,000	$996
Greater than 1 to 5 years	6,958	6,613	16,794	16,699
Greater than 5 to 10 years	20,225	18,084	15,748	15,510
Greater than 10 years	10,338	7,543	—	—
	37,521	32,240	33,542	33,205
Government agency mortgage-backed securities	17,778	15,026	751	696
Total	$55,299	$47,266	$34,293	$33,901

There were no sales of investment securities available-for-sale during the three and six months ended June 30, 2024 or 2023.

Available-for-sale securities with a carrying value of approximately $3.9 million and $4.2 million were pledged to secure public deposits at June 30, 2024 and December 31, 2023, respectively.

(3) Loans and Allowance for Credit Losses

Major classifications of loans, by collateral code, at June 30, 2024 and December 31, 2023 are summarized as follows:(in thousands)

	June 30, 2024	December 31, 2023
Commercial (secured by real estate - owner occupied)	$158,031	$157,691
Commercial (secured by real estate - non-owner occupied)	158,600	145,100
Commercial and industrial	145,263	140,407
Construction, land and acquisition & development	62,341	47,685
Residential mortgage 1-4 family	52,567	53,650
Consumer installment	115,789	115,343
Total	692,591	659,876
Less allowance for credit losses	(8,461)	(8,921)
Total loans, net	$684,130	$650,955

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in the Atlanta, Georgia Metropolitan Statistical Area. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market. The Bank also conducts lending within professional

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

markets, with a primary focus on the dental industry in Georgia and adjoining states. The majority of these loans are commercial and industrial credits for practice acquisitions and equipment financing with the remainder being owner-occupied real estate. Accrued interest on loans totaled $2.4 million on June 30, 2024 and $2.1 million on December 31, 2023 and is included in other assets on the consolidated balance sheet.

The following table presents the balance in the allowance for credit losses as of and for the three and six months ended June 30, 2024 and 2023 (in thousands)

	Commercial (Secured by Real Estate - Owner Occupied)	Commercial (Secured by Real Estate - Non-Owner Occupied)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for Credit Loss
Beginning balance March 31, 2024	$1,404	$1,292	$1,736	$1,079	$1,002	$1,512	$570	$8,595
Provision	(95)	31	(29)	97	149	123	(276)	—
Charge-offs	—	(4)	—	—	(45)	(105)	—	(154)
Recoveries	—	—	—	—	—	20	—	20
Ending balance, June 30, 2024	$1,309	$1,319	$1,707	$1,176	$1,106	$1,550	$294	$8,461
Allowance for Credit Loss
Beginning balance December 31, 2023	$1,397	$1,298	$1,806	$927	$1,038	$1,534	$921	$8,921
Provision	(88)	185	(99)	249	118	262	(627)	—
Charge-offs	—	(164)	—	—	(50)	(298)	—	(512)
Recoveries	—	—	—	—	—	52	—	52
Ending balance June 30, 2024	$1,309	$1,319	$1,707	$1,176	$1,106	$1,550	$294	$8,461
Allowance for Credit Loss
Beginning balance, March 31, 2023	$1,509	$1,396	$1,205	$930	$1,514	$2,323	$357	$9,234
Provision	(17)	(65)	(89)	80	(75)	16	150	—
Charge-offs	—	—	—	—	—	(49)	—	(49)
Recoveries	—	—	—	—	36	31	—	67
Ending balance, June 30, 2023	$1,492	$1,331	$1,116	$1,010	$1,475	$2,321	$507	$9,252
Allowance for Credit Loss
Beginning balance, December 31, 2022	$2,403	$2,079	$2,292	$487	$345	$1,675	$44	$9,325
Provision	(915)	(748)	(1,173)	523	1,094	756	463	—
Charge-offs	(4)	—	(3)	—	—	(148)	—	(155)
Recoveries	8	—	—	—	36	38	—	82
Ending balance, June 30, 2023	$1,492	$1,331	$1,116	$1,010	$1,475	$2,321	$507	$9,252

No provision for credit losses on loans was recorded for the three and six months ended June 30, 2024 and 2023. A provision on unfunded commitments for the three months ended June 30, 2024 and 2023 of $213,000 and $0 was recorded, respectively, and is included in accrued interest payable and other liabilities on the consolidated balance sheet. A provision on unfunded commitments for the six months ended June 30, 2024 of $213,000 and a release of $3,000 was recorded for the six months ended June 30, 2023, and is included in accrued interest payable and other liabilities on the consolidated balance sheet. The allowance for unfunded commitments as of June 30, 2024 and December 31, 2023 was $744,000 and $531,000, respectively. The Bank also recorded a provision of $0 and $10,000 for credit losses for held-to-maturity securities for the three and six months ended June 30, 2024 and 2023, respectively.

The Bank individually evaluates loans meeting a certain threshold for impairment that are on nonaccrual status or are rated substandard (as described below). Additionally, all loan modifications to a borrower with financial difficulty are evaluated for impairment.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Collateral-Dependent Loans
We classify a loan as collateral-dependent when our borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate. There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the six months ended June 30, 2024 and 2023, respectively and we had zero and $4.3 million, respectively, of collateral-dependent loans without an allowance and no collateral-dependent loans with an allowance at June 30, 2024 and December 31, 2023.

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of June 30, 2024 and December 31, 2023 by class of loans: (in thousands)

June 30, 2024	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Accruing Loans Past Due	Nonaccrual with Allowance	Nonaccrual without Allowance	Current	Total
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$—	$158,031	$158,031
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	164	158,436	158,600
Commercial and industrial	—	—	—	—	—	—	145,263	145,263
Construction, land and acquisition & development	—	—	—	—	—	20	62,321	62,341
Residential mortgage	56	—	—	56	—	2,484	50,027	52,567
Consumer installment	83	—	—	83	—	356	115,350	115,789
Total	$139	$—	$—	$139	$—	$3,024	$689,428	$692,591

December 31, 2023	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Accruing Loans Past Due	Nonaccrual with Allowance	Nonaccrual without Allowance	Current	Total
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$—	$157,691	$157,691
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	4,505	140,595	145,100
Commercial and industrial	—	—	—	—	—	—	140,407	140,407
Construction, land and acquisition & development	—	—	—	—	—	—	47,685	47,685
Residential mortgage	2,534	—	—	2,534	—	2,504	48,612	53,650
Consumer installment	246	—	—	246	—	417	114,680	115,343
Total	$2,780	$—	$—	$2,780	$—	$7,426	$649,670	$659,876

There were no loan modifications to a borrower with financial difficulty during the three and six months ended June 30, 2024 or 2023. No loan modifications made to a borrower with financial difficulty subsequently defaulted during the three and six months ended June 30, 2024 and 2023.

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of June 30, 2024 and December 31, 2023, and based on the most recent analysis performed, the risk category and year of origination of loans by class of loans is as follows: (in thousands)

June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolvers	Total
Pass
Commercial (secured by real estate - owner occupied)	$9,933	$14,228	$26,060	$23,242	$21,570	$59,812	$914	$155,759
Commercial (secured by real estate - non-owner occupied)	20,831	31,879	40,231	28,235	4,880	25,612	2,705	154,373
Commercial and industrial	15,824	21,172	20,657	28,548	15,039	39,376	4,647	145,263
Construction, land and acquisition & development	18,460	23,189	13,615	3,975	105	407	2,570	62,321
Residential mortgage	725	5,799	5,706	2,229	1,659	27,919	5,541	49,578
Consumer installment	24,902	34,720	37,542	13,173	3,180	1,210	550	115,277
Total pass	90,675	130,987	143,811	99,402	46,433	154,336	16,927	682,571
Special Mention
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	2,272	—	2,272
Commercial (secured by real estate - non-owner occupied)	—	—	—	3,496	—	539	—	4,035
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	218	—	218
Consumer installment	11	58	63	15	9	1	—	157
Total special mention	11	58	63	3,511	9	3,030	—	6,682
Substandard
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	—	—	—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	192	—	192
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	20	—	—	20
Residential mortgage	—	—	192	101	102	2,376	—	2,771
Consumer installment	—	84	125	137	4	5	—	355
Total substandard	—	84	317	238	126	2,573	—	3,338

Total	$90,686	$131,129	$144,191	$103,151	$46,568	$159,939	$16,927	$692,591
Current year to date period gross charge-offs
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	164	—	164
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	5	—	—	45	—	50
Consumer installment	—	30	207	56	—	5	—	298
Total current period gross write-offs	$—	$30	$212	$56	$—	$214	$—	$512

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolvers	Total
Pass
Commercial (secured by real estate - owner occupied)	$11,210	$23,441	$29,832	$22,982	$11,287	$49,744	$8,863	$157,359
Commercial (secured by real estate - non-owner occupied)	32,830	37,395	25,702	4,436	10,015	15,546	10,562	136,486
Commercial and industrial	22,473	21,590	27,252	14,764	16,697	25,317	12,314	140,407
Construction, land and acquisition & development	21,557	17,392	5,034	721	216	210	2,534	47,664
Residential mortgage	5,354	5,672	2,447	1,289	1,424	28,710	5,736	50,632
Consumer installment	42,601	46,869	17,488	4,866	1,919	247	543	114,533
Total pass	136,025	152,359	107,755	49,058	41,558	119,774	40,552	647,081
Special Mention
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	332	—	332
Commercial (secured by real estate - non-owner occupied)	—	—	3,539	—	—	540	—	4,079
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	222	—	222
Consumer installment	73	190	99	21	31	—	—	414
Total special mention	73	190	3,638	21	31	1,094	—	5,047
Substandard
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	—	—	—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	4,535	-	4,535
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	21	—	—	—	21
Residential mortgage	—	202	108	107	113	2,266	—	2,796
Consumer installment	50	205	118	11	12	—	—	396
Total substandard	50	407	226	139	125	6,801	-	7,748

Total	$136,148	$152,956	$111,619	$49,218	$41,714	$127,669	$40,552	$659,876
Gross charge-offs
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	204	—	204
Commercial and industrial	—	—	—	—	—	3	—	3
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Consumer installment	9	159	125	14	—	—	—	307
Total current period gross write-offs	$9	$159	$125	$14	$—	$207	$—	$514

(4) Intangible Assets

The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $861,000 at June 30, 2024. The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $765,000 at December 31, 2023. Aggregate amortization expense was $48,000 for the three months ended June 30, 2024 and 2023. Aggregate amortization expense was $96,000 for the six months ended June 30, 2024 and 2023

Goodwill acquired through acquisition was $17.2 million at June 30, 2024 and 2023. No impairment loss was recognized during the six months ended June 30, 2024 and 2023.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(5) Deposits

The aggregate amount of certificates of deposit ("CDs") of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, was approximately $30.9 million at June 30, 2024, and $31.2 million at December 31, 2023. Due to the FDIC insurance coverage rules and limits for a depositor's specific group of deposit accounts, it is important to note that not all deposits in excess of $250,000 are uninsured.

Brokered CDs totaled $107.4 million and had a weighted average rate of 4.65% and a weighted average maturity of 25 months at June 30, 2024 and $107.3 million and had a weighted average rate of 4.87% and a weighted average maturity of 28 months at December 31, 2023.

(6) Borrowings

The following Federal Home Loan Bank ("FHLB") advances, which required monthly or quarterly interest payments, were outstanding at June 30, 2024 and December 31, 2023:

Advance Date	Advance	Interest Rate	Maturity	Rate	Call Feature
1/6/2023	$10,000,000	4.22%	1/6/2026	Fixed	N/A
1/6/2023	10,000,000	3.94%	1/6/2028	Fixed	N/A
10/25/2023	10,000,000	3.99%	10/25/2028	Convertible	7/24/2024
6/14/2024	10,000,000	5.45%	12/31/2024	Fixed	N/A
	$40,000,000

At June 30, 2024 and December 31, 2023, the FHLB advances were collateralized by certain loans which totaled approximately $421.5 million and $392.6 million, and by the Company’s investment in FHLB stock which totaled approximately $2.5 million at June 30, 2024 and December 31, 2023.

The Company had one FHLB letter of credit of $12.5 million, used to collateralize public deposits, outstanding at both June 30, 2024 and December 31, 2023.

The Company has Federal Funds unsecured lines of credit totaling $32.5 million. No amount was borrowed under these lines as of June 30, 2024.

We also have a line of $74.8 million and $67.4 million with the Federal Reserve Bank secured by $101.5 million and $96.1 million in loans and investment securities as of June 30, 2024 and December 31, 2023, respectively. There was $11.8 million and $0 outstanding under the Bank Term Funding Program at June 30, 2024 and December 31, 2023, respectively. The following advances under Bank Term advances, which require interest paid in full at maturity were outstanding at June 30, 2024:

Advance Date	Advance	Interest Rate	Maturity	Rate
1/17/2024	$4,815,000	4.85%	1/17/2025	Fixed
2/28/2024	7,022,000	5.40%	2/28/2025	Fixed
	$11,837,000

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

In 2017, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. In 2021, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing additional shares of the Company’s common stock. A total of 225,721 shares were purchased with the loan proceeds as part of the Company’s second stock offering. Total ESOP expense for the three months ended June 30, 2024 and 2023 was approximately $96,000 and $67,000, respectively. Total ESOP expense for the six months ended June 30, 2024 and 2023 was approximately $182,000 and $145,000, respectively. The balance of the note payable of the ESOP was approximately $5.1 million at June 30, 2024 and December 31, 2023. Because the source of the loan payments is contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders’ equity. As of June 30, 2024 and December 31, 2023, 101,000 shares had been released.

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

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2023	640,766	$12.58	7.75	$1,419
Outstanding - March 31, 2024	640,766	12.58	7.51	2,476
Exercisable - March 31, 2024	236,905	10.98	6.28	1,294
Outstanding - June 30, 2024	640,766	12.58	7.26	3,517
Exercisable - June 30, 2024	301,171	$10.90	6.01	$2,170

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value

Outstanding - December 31, 2023	166,591	$13.46
Vested	(3,467)
Outstanding - March 31, 2024	163,124	13.44
Vested	(27,174)
Outstanding - June 30, 2024	135,950	$14.06

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The Company recognized approximately $321,000 and $264,000, of stock-based compensation expense during the three months ended June 30, 2024 and 2023 respectively, associated with its common stock awards granted to directors and officers. The Company recognized approximately $670,000 and $524,000, of stock-based compensation expense during the six months ended June 30, 2024 and 2023 respectively, associated with its common stock awards granted to directors and officers.

As of June 30, 2024, there was approximately $3.1 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately 2.03 years.

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

Loans

The Company does not record loans at fair value on a recurring basis, unless a loan is considered collateral dependent and a specific reserve may be required to be established within the allowance for credit losses. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

considered individually evaluated. Once a loan is identified as collateral dependent, management measures impairment in accordance with GAAP. The fair value of collateral dependent loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those collateral dependent loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans. In accordance with GAAP, collateral dependent loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the collateral dependent loan as nonrecurring Level 2. When an appraised value is used or an appraisal is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the collateral dependent loan as nonrecurring Level 3. For disclosure purposes, the fair value of fixed rate loans which are not considered collateral dependent is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For non collateral dependent variable rate loans, the carrying amount is a reasonable estimate of fair value for disclosure purposes.

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $47.3 million and $48.6 million at June 30, 2024 and December 31, 2023, respectively. They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2024 and December 31, 2023 (in thousands).

June 30, 2024	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$—	$—
Collateral dependent loans	—	—	—	—
Total assets at fair value	$—	$—	$—	$—

December 31, 2023	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$2,850	$2,850
Collateral dependent loans	—	—	1,440	1,440
Total assets at fair value	$—	$—	$4,290	$4,290

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at June 30, 2024 and December 31, 2023 are as follows:

		June 30, 2024		December 31, 2023
		Carrying	Estimated	Carrying	Estimated
		Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$50,397	$50,397	$50,025	$50,025
Investment securities available-for-sale	Level 2	47,266	47,266	48,561	48,561
Investment securities held-to-maturity	Level 2	34,248	33,901	34,206	33,835
Other investments	Level 3	5,491	5,491	5,434	5,434
Loans, net	Level 3	684,130	664,841	650,955	635,957
Financial liabilities:
Deposits	Level 2	689,712	687,537	674,443	673,854
FHLB advances and other borrowings	Level 3	51,837	52,158	40,000	39,830

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Proposed Transaction

On May 30, 2024, the Company, Affinity Bank, and Atlanta Postal Credit Union (“APCU”) entered into a Purchase and Assumption Agreement (the “Agreement”), pursuant to which APCU will acquire substantially all of the assets and assume substantially all of the liabilities (including deposit liabilities) of Affinity Bank.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Total assets increased $30.3 million, or 3.6%, to $873.6 million at June 30, 2024 from $843.3 million at December 31, 2023, due primarily to an increase in loans.

Gross loans increased $32.7 million, or 5.0%, to $692.6 million at June 30, 2024 from $659.9 million at December 31, 2023. Construction loans increased $14.7 million, or 30.7%, to $62.3 million at June 30, 2024 from $47.7 million at December 31, 2023. Non -owner-occupied commercial real estate loans increased $13.5 million, or 9.3%, while commercial and industrial loans increased $4.9 million, or 3.5%, owner-occupied commercial real estate loans increased $340,000 or 0.2% and consumer installment loans increased $446,000 or 0.4%. We experienced a decrease in residential mortgages of $1.1 million or 2.0%.

Total deposits increased $15.3 million, or 2.3%, to $689.7 million at June 30, 2024 from $674.4 million at December 31, 2023, reflecting increases in demand deposits and money market accounts. Demand deposits increased $9.9 million, or 4.1%, and money market accounts increased $8.6 million or, 6.2% as a result of our business customers' cyclical demands at year-end. Our certificates of deposit include brokered deposits at June 30, 2024, totaling $107.4 million,which had an average life of 25 months and an average interest rate of 4.65%. The loan-to-deposit ratio at June 30, 2024 was 100.4%, as compared to 97.8% at December 31, 2023.

We had $40.0 million of FHLB advances and $11.8 million in other borrowings at June 30, 2024, and $40.0 million of FHLB advances at December 31, 2023. During the first quarter of 2024, we borrowed $11.8 million in funds through the Federal Reserve Bank Term Funding Program.

Stockholders’ equity increased by $3.5 million, or 2.9% to $125.1 million at June 30, 2024 compared to $121.5 million at December 31, 2023, primarily due to net income of $2.4 million during the first six months of 2024, and stock compensation expense of $670,000.

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

	For the Three Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$681,903	$10,479	6.18%	$665,921	$8,727	5.26%
Investment securities held-to-maturity	34,237	529	6.21%	34,131	521	6.13%
Investment securities available-for-sale	47,581	479	4.05%	50,758	428	3.38%
Interest-earning deposits and federal funds	50,973	648	5.11%	93,116	1,150	4.95%
Other investments	5,487	87	6.38%	2,167	37	6.90%
Total interest-earning assets	820,181	12,222	5.99%	846,093	10,863	5.15%
Non-interest-earning assets	51,122			52,023
Total assets	$871,303			$898,116

Interest-bearing liabilities:
Interest-bearing checking accounts	$89,110	$115	0.52%	$95,317	$56	0.23%
Money market accounts	145,886	1,173	3.23%	137,306	825	2.41%
Savings accounts	73,775	526	2.87%	88,152	558	2.54%
Certificates of deposit	218,824	2,285	4.20%	240,954	2,346	3.91%
Total interest-bearing deposits	527,595	4,099	3.12%	561,729	3,785	2.70%
FHLB advances and other borrowings	63,674	555	3.51%	35,495	385	4.35%
Total interest-bearing liabilities	591,269	4,654	3.17%	597,224	4,170	2.80%
Non-interest-bearing liabilities	155,659			182,140
Total liabilities	746,928			779,364
Total stockholders' equity	124,375			118,752
Total liabilities and stockholders' equity	$871,303			$898,116
Net interest rate spread			2.82%			2.35%
Net interest income		$7,568			$6,693
Net interest margin			3.71%			3.17%

	For the Six Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$673,282	$19,978	5.97%	$658,887	$17,018	5.21%
Investment securities held-to-maturity	34,225	1,056	6.20%	33,518	1,025	6.17%
Investment securities available-for-sale	47,875	942	3.96%	49,806	838	3.39%
Interest-earning deposits and federal funds	50,527	1,296	5.16%	69,568	1,638	4.75%
Other investments	5,467	171	6.29%	2,403	72	6.07%
Total interest-earning assets	811,376	23,443	5.81%	814,182	20,591	5.10%
Non-interest-earning assets	51,633			51,524
Total assets	$863,009			$865,706

Interest-bearing liabilities:
Interest-bearing checking accounts	$88,584	$217	0.49%	$93,596	$100	0.22%
Money market accounts	143,243	2,258	3.17%	138,394	1,486	2.17%
Savings accounts	74,093	1,054	2.86%	92,003	1,110	2.43%
Certificates of deposit	219,315	4,571	4.19%	195,260	3,403	3.51%
Total interest-bearing deposits	525,235	8,100	3.10%	519,253	6,099	2.37%
FHLB advances and other borrowings	58,145	1,025	3.55%	41,078	901	4.42%
Total interest-bearing liabilities	583,380	9,125	3.15%	560,331	7,000	2.52%
Non-interest-bearing liabilities	156,177			186,874
Total liabilities	739,557			747,205
Total stockholders' equity	123,452			118,501
Total liabilities and stockholders' equity	$863,009			$865,706
Net interest rate spread			2.66%			2.58%
Net interest income		$14,318			$13,591
Net interest margin			3.55%			3.37%

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

	Three Months Ended June 30, 2024 vs. 2023			Six Months Ended June 30, 2024 vs. 2023
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,258	$494	$1,752	$2,186	$774	$2,960
Investment securities held-to-maturity	6	2	8	30	1	31
Investment securities available-for-sale	(532)	583	51	(386)	490	104
Interest-earning deposits and federal funds	(667)	165	(502)	(746)	404	(342)
Other investments	50	—	50	99	-	99
Total interest-earning assets	115	1,244	1,359	1,183	1,669	2,852

Interest-bearing liabilities:
Interest-bearing checking accounts	(438)	497	59	(349)	466	117
Market rate checking accounts	305	43	348	596	176	772
Savings accounts	(507)	475	(32)	(682)	626	(56)
Certificates of deposit	(1,292)	1,231	(61)	1,100	68	1,168
Total interest-bearing deposits	(1,932)	2,246	314	665	1,336	2,001
FHLB advances and other borrowings	1,222	(1,052)	170	1,108	(984)	124
Total interest-bearing liabilities	(710)	1,194	484	1,773	352	2,125

Change in net interest income	$825	$50	$875	$(590)	$1,317	$727

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023

General. Net income was $1.0 million for the three months ended June 30, 2024, compared to $1.6 million for the three months ended June 30, 2023. The decrease was caused by increases in interest expense and noninterest expense offset partially by an increase in interest income.

Interest Income. Interest income increased $1.4 million, or 12.5%, to $12.2 million for the three months ended June 30, 2024 from $10.9 million for the three months ended June 30, 2023. The increase was due to increases in income from most categories of interest-earning assets. Interest income on loans increased $1.8 million, or 20.1%, to $10.5 million for the three months ended June 30, 2024 from $8.7 million for the three months ended June 30, 2023. The average yield on loans increased 92 basis points to 6.18% for the current quarter, as compared to 5.26% for the prior year period, due to the continued changes in the interest rate environment. In addition, our average balance of loans increased by $16.0 million, or 2.4%, to $681.9 million for the three months ended June 30, 2024 from $665.9 million for the three months ended June 30, 2023. The average balance of loans increased due to steady loan demand.

Interest income on interest-earning deposits and federal funds decreased $502,000 to $648,000 for the three months ended June 30, 2024 from $1.2 million for the three months ended June 30, 2023. The average balance of interest-earning deposits and federal funds decreased $42.1 million to $51.0 million for the three months ended June 30, 2024 compared to $93.1 million for the three months ended June 30, 2023. The yields we received on these funds increased to 5.11% from 4.95% due to the continued changes in the interest rate environment.

Interest Expense. Interest expense increased $484,000 to $4.7 million for the three months ended June 30, 2024, compared to $4.2 million for the three months ended June 30, 2023, due to increases in the average balances of interest-bearing liabilities as well as the rates paid.

Interest expense on deposits increased $314,000 to $4.1 million for the three months ended June 30, 2024 from $3.8 million for the three months ended June 30, 2023. The largest increase was in interest expense on money market accounts, which increased $348,000 to $1.2 million for the three months ended June 30, 2024. The average rate we paid on money market accounts increased 82 basis points to 3.23% for the three months ended June 30, 2024 from 2.41% for the three months ended June 30, 2023, due to the continued changes in the interest rate environment and an increase in the average balance increase of $8.5 million to $145.9 million for the three months ended June 30, 2024 from $137.3 million for the three months ended June 30, 2023.

Interest expense on borrowings increased $170,000 to $555,000 for the three months ended June 30, 2024 from $385,000 for the three months ended June 30, 2023, due to additional borrowings taken in the first quarter of 2024.

Net Interest Income. Net interest income increased $875,000, or 13.1%, to $7.6 million for the three months ended June 30, 2024 compared to $6.7 million for the three months ended June 30, 2023. Our net interest rate spread increased to 2.82% for the three months ended June 30, 2024 from 2.35% for the three months ended June 30, 2023, and our net interest margin increased to 3.71% for the three months ended June 30, 2024 from 3.17% for the three months ended June 30, 2023 as the yields we earned on our interest-earning assets increased faster than the rates we paid on interest-bearing liabilities.

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

After an evaluation of these factors, we recorded a provision of $213,000 and no provision for credit losses for the three months ended June 30, 2024, and June 30, 2023, respectively. Our allowance for credit losses was $8.5 million at June 30, 2024, and $8.9 million at December 31, 2023. The allowance for credit losses to total loans was 1.22% at June 30, 2024 compared to 1.35% at December 31, 2023. The allowance for credit losses to non-performing loans was 279.8% at June 30, 2024 compared to 120.1% at December 31, 2023. Net charge-offs were $134,000 for the three months ended June 30, 2024, compared to net loan recoveries of $18,000 for the three months ended June 30, 2023.

To the best of our knowledge, we have recorded all credit losses that are both probable and reasonable to estimate at June 30, 2024. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $28,000, or 4.1%, to $706,000 for the three months ended June 30, 2024 from $678,000 at December 31, 2023. We recognized a $135,000 gain on a sale of other real estate offset by decreases in service charges on deposits accounts and other noninterest income.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,417	$3,036	381	12.5%
Occupancy	615	638	(23)	(3.6)%
Data processing	508	487	21	4.3%
Professional fees	1,118	177	941	531.6%
Other	1,061	946	115	12.1%
Total non-interest expenses	$6,719	$5,284	$1,435	27.2%

Salaries and employee benefits expense increased related to stock compensation for restricted stock and stock options that were issued in 2023 along with timing differences from prior year related to loan and deposit production incentives. Professional fees increased $941,000 related to costs associated with our recently-announced purchase and assumption agreement with Atlanta Postal Credit Union.

Income Tax Expense. We recorded income tax expense of $311,000 for the three months ended June 30, 2024 compared to $497,000 for the three months ended June 30, 2023. The effective tax rate was 23.2% and 23.8% for the respective periods.

Comparison of Operating Results for the Six Months Ended June 30, 2024 and 2023

General.Net income was $2.4 million for the six months ended June 30, 2024 compared to $3.3 million for the six months ended June 30, 2023. The decrease was caused by increases in noninterest expenses and the provision for credit losses that were partially offset by an increase in net interest income.

Interest Income.Interest income increased $2.9 million, or 13.9%, to $23.4 million for the six months ended June 30, 2024 from $20.6 million for the six months ended June 30, 2023. The increase was due to increases in income from loans and investment securities offset by a decrease in income from interest-earning deposits. Interest income on loans increased $3.0 million, or 17.4%, to $20.0 million for the six months ended June 30, 2024 from $17.0 million for the six months ended June 30, 2023. Our average balance of loans increased by $14.4 million, or 2.2%, to $673.3 million for the six months ended June 30, 2024 from $658.9 million for the six months ended June 30, 2023. The average balance of loans increased due to steady loan demand. The average yield on loans increased 76 basis points to 5.97% for the current period, as compared to 5.21% for the prior year period, due to the continued changes in the interest rate environment.

Interest income on interest-earning deposits and federal funds decreased $342,000 to $1.3 million for the six months ended June 30, 2024 from $1.6 million for the six months ended June 30, 2023. The average balance of interest-earning deposits and federal funds decreased $19.0 million to $50.5 million for the six months ended June 30, 2024 compared to $69.6 million for the six months ended June 30, 2023, as we held excess cash to increase liquidity. The yields we received on these funds increased to 5.16% from 4.75% due to the continued changes in the interest rate environment.

Interest income on available-for-sale and held-to-maturity securities increased $135,000 to $2.0 million for the six months ended June 30, 2024 from $1.9 million for the six months ended June 30, 2023. The average balance of securities was $82.1 million for the six months ended June 30, 2024 compared to $83.3 million for the six months ended June 30, 2023.

Interest Expense.Interest expense increased $2.1 million to $9.1 million for the six months ended June 30, 2024, compared to $7.0 million for the six months ended June 30, 2023.

We recognized increases in most categories of interest expense. Interest expense on deposits increased to $8.1 million for the six months ended June 30, 2024 from $6.1 million for the six months ended June 30, 2023. The largest increase was in interest expense on certificates of deposit, which increased $1.2 million to $4.6 million for the six months ended June 30, 2024. The average rate we paid on certificates of deposit increased 68 basis points to 4.19% for the six months ended June 30, 2024 from 3.51% for the six months ended June 30, 2023, due to the continued changes in the interest rate environment. In addition, the average balance of certificates of deposit increased $24.1 million to $219.3 million for the six months ended June 30, 2024 from $195.3 million for the six months ended June 30, 2023, as customers increased deposits in higher-yielding accounts due to the current interest rate environment. We also experienced an increase in interest expense on money market accounts of $772,000 to $2.3 million for the six months ended June 30, 2024 primarily due to increases in the rates we paid on these accounts of 100 basis points.

Interest expense on borrowings increased to $1.0 million for the six months ended June 30, 2024 from $901,000 for the six months ended June 30, 2023,.

Net Interest Income.Net interest income increased $727,000, or 5.3%, to $14.3 million for the six months ended June 30, 2024 compared to $13.6 million for the six months ended June 30, 2023. Our net interest rate spread increased to 2.66% for the six months ended June 30, 2024 from 2.58% for the six months ended June 30, 2023, and our net interest margin increased to 3.55% for six months ended June 30, 2024 from 3.37% for the six months ended June 30, 2023 as yields we earned on our interest-earning assets increased faster than the rates we paid on interest-bearing liabilities.

Provision for Credit Losses. The provisions for credit losses consists of provisions for credit losses for loans and unfunded loan commitments, as well as held-to-maturity securities.

After an evaluation of these factors, we recorded provisions for credit losses of $213,000 and $7,000 for the six months ended June 30, 2024 and 2023, respectively. Our allowance for credit losses was $8.6 million at June 30, 2024 and $8.9 million at December 31, 2023 and June 30, 2023, respectively. The allowance for credit losses to total loans was 1.22% at June 30, 2024 compared to 1.35% at December 31, 2023. The allowance for credit losses to non-performing loans was 279.8% at June 30, 2024 compared to 120.1% at December 31, 2023. Net charge-offs were $460,000 for the six months ended June 30, 2024, compared to net charge-offs of $73,000 for the six months ended June 30, 2023 .

Non-interest Income.Non-interest income increased $60,000 to $1.3 million for the six months ended June 30, 2024 compared to $1.2 million for the six months ended June 30, 2023.

Non-interest Expenses Non-interest expenses information is as follows.

	Six Months Ended June 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$6,596	$6,040	$556	9.2%
Occupancy	1,233	1,282	(49)	(3.8)%
Data processing	1,019	980	39	4.0%
Professional fees	1,381	315	1,066	338.2%
Other	2,061	1,861	200	10.7%
Total non-interest expenses	$12,290	$10,478	$1,812	17.3%

Salaries and employee benefits expense increased related to stock compensation for restricted stock and stock options that were issued in 2023, along with timing differences from prior year related to loan and deposit production incentives. Professional fees increased by $1.1 million to $1.4 million related to costs associated with our recently-announced purchase and assumption agreement with Atlanta Postal Credit Union.

Income Tax Expense.We recorded income tax expense of $739,000 with effective tax rate of 23.8% for the six months ended June 30, 2024 compared to $1.0 million with effective tax rate of 23.6% for the six months ended June 30, 2023.

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

The table below sets forth, as of June 30, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$31,370	(3.33)%
+200	31,934	(1.59)%
Level	32,450	—
-200	31,648	(2.47)%
-400	29,763	(8.28)%

(1) Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 1.59% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 2.47% decrease in net interest income. At June 30, 2023, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 0.87% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 4.20% decrease in net interest income.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At June 30, 2024, we had a $217.4 million line of credit with the Federal Home Loan Bank of Atlanta, with advances of $40.0 million outstanding and a $12.5 million letter of credit outstanding, and we had a $5.0 million unsecured federal funds line of credit, a $7.5 million unsecured federal funds line of credit, and a $20.0 million unsecured federal funds line of credit. We also had a line of $74.8 million with the Federal Reserve Bank secured by $101.5 million in loans and investment securities. At June 30, 2024, we had $11.8 million outstanding under the Federal Reserve Bank Term Funding Program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.8 million for the six months ended June 30, 2024, compared to $4.3 million for the six months ended June 30, 2023. Net cash used in investing activities was $28.6 million for the six months ended June 30, 2024, compared to $28.9 million for the six months ended June 30, 2023. Net cash used in investing activities typically consists primarily of disbursements for loan originations and any purchases of investment securities. Net cash provided by financing activities, which consists primarily of activity in deposit accounts and proceeds/repayments of borrowings, was $27.1 million for the six months ended June 30, 2024 which included borrowing $11.8 million from the Federal Reserve Bank compared to net cash provided by financing activities of $81.2 million for the six months ended June 30, 2023,which reflected increases in deposits accounts and $65 million in FHLB advances, partially offset by repaying $55.0 million of FHLB borrowings, and repurchasing stock of $2.7 million.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2024, we exceeded all of our regulatory capital requirements and the Bank was categorized as “well capitalized.” Management is not aware of any conditions or events since the most recent notification that would change our category. The Bank’s actual capital amounts and ratios for June 30, 2024 and December 31, 2023 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024:

Common Equity Tier 1 (to Risk Weighted Assets)	$99,590	12.47%	$35,939	4.50%	$51,911	6.50%
Total Capital (to Risk Weighted Assets)	108,859	13.64%	63,847	8.00%	79,809	10.00%
Tier I Capital (to Risk Weighted Assets)	99,590	12.47%	47,918	6.00%	63,847	8.00%
Tier I Capital (to Average Assets)	99,590	11.56%	34,460	4.00%	43,075	5.00%

As of December 31, 2023:
Common Equity Tier 1 (to Risk Weighted Assets)	$95,335	12.41%	$34,570	4.50%	$49,934	6.50%
Total Capital (to Risk Weighted Assets)	104,858	13.65%	61,455	8.00%	76,819	10.00%
Tier I Capital (to Risk Weighted Assets)	95,335	12.41%	46,093	6.00%	61,455	8.00%
Tier I Capital (to Average Assets)	95,335	11.27%	33,837	4.00%	42,296	5.00%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2024, we had outstanding commitments to originate loans of $90.7 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from June 30, 2024 totaled $88.8 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2024, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in Securities and Exchange Commission regulations.

Item 6. Exhibits

Exhibit
Number	Description

2.1 3.1

Purchase and Assumption Agreement by and among Atlanta Postal Credit Union, Affinity Bancshares, Inc. and Affinity Bank, National Association, dated as of May 30, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-39914))

Charter of Affinity Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-248745)

3.2	Bylaws of Affinity Bancshares, Inc.(incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-248745)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials for the quarter ended June 30, 2024, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Changes in Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY BANCSHARES, INC.

Date:	August 9, 2024	/s/ Edward J. Cooney
Edward J. Cooney
President and Chief Executive Officer

Date:	August 9, 2024	/s/ Brandi Pajot
Brandi Pajot
Senior Vice President and Chief Financial Officer