Form 10-K
period 2024-12-31
Affinity Bancshares, Inc.
filed 2025-03-21
CIK 1823406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $21.20 as of June 30, 2024, was $114.1 million.

As of March 19, 2025 there were 6,387,329 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders. (Part III)

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
•
the effects of climate change;
•
the effects of domestic and international hostilities, including terrorism;
•
the imposition of tariffs or other domestic or international governmental policies;
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

Affinity Bancshares, Inc. conducts its operations primarily through its wholly owned subsidiary, Affinity Bank, National Association, ("Affinity Bank"), a national bank. Affinity Bancshares, Inc. manages its operations as one unit, and thus does not have separate operating segments. At December 31, 2024, Affinity Bancshares, Inc. had total assets of $866.8 million, loans of $714.1 million, deposits of $673.5 million, and stockholders’ equity of $129.1 million.

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in commercial real estate loans, commercial and industrial loans and residential real estate loans and, to a lesser extent, construction and land loans and consumer loans. We also invest in securities, which have historically consisted primarily of mortgage-backed securities and obligations issued by U.S. government sponsored enterprises and Federal Home Loan Bank stock. We offer a variety of deposit accounts, including checking accounts, savings accounts and certificates of deposit accounts. In addition, we gather deposits nationwide through our virtual bank, FitnessBank, which accepts deposits and provides higher interest rates based on customers meeting certain fitness goals. We have also used Federal Home Loan Bank borrowings to fund our operations.

Affinity Bank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency. Affinity Bank is a member of the Federal Home Loan Bank system. We use three website addresses: www.myaffinitybank.com, www.newtonfederal.com, and FitnessBank.fit. Information on our websites is not considered a part of this report.

Market Area

We conduct our operations from our main office and one additional branch office in Covington, Georgia, which is located in Newton County, Georgia, and one branch office in Atlanta, Georgia, which is located in Cobb County, as well as a commercial loan production office located in Alpharetta, Georgia, which is in Fulton County. Our indirect automobile lending division, Affinity Bank Dealer Select, operates from an office in Monroe, Georgia. In addition, we gather deposits nationwide through our virtual bank, FitnessBank.

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

Competition

We face competition within our local market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2024 (the most recent date for which data is available), our market share of deposits represented 19.83% of Federal Deposit Insurance Corporation-insured deposits in Newton County and 1.60% in Cobb County, ranking us first and 14th, respectively, in market share of deposits out of eight institutions operating in Newton County and 24 institutions operating in Cobb County.

Lending Activities

General. Our historical lending activity consists of originating commercial real estate loans, commercial and industrial loans and residential real estate loans and, to a lesser extent, construction and land loans and consumer loans. We have a specialized expertise in lending to dentists and dental practices, since 2002, with loans to the dental industry totaling $185.4 million, or 26.0% of our loan portfolio, as of December 31, 2024. Of this amount, 62% consisted of commercial business loans and 38% consisted of commercial real estate loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. In addition to the loans included in the table below, at December 31, 2024, we had no loans held for sale, no loans in process, $969,000 of deferred loan fees, and $3.0 million in indirect auto dealer reserve costs.

	At December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial (secured by real estate - owner occupied)	$156,923	21.97%	$157,691	23.89%
Commercial (secured by real estate - non-owner occupied)	166,662	23.34%	145,100	21.99%
Commercial and industrial	148,150	20.75%	140,407	21.28%
Construction, land and acquisition & development	67,622	9.47%	47,685	7.23%
Residential mortgage 1-4 family	54,142	7.58%	53,650	8.13%
Consumer installment	120,616	16.89%	115,343	17.48%
Total	714,115	100.00%	659,876	100.00%
Less:
Allowance for losses	(8,496)		(8,921)
Total loans, net	$705,619		$650,955

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

December 31, 2024	Due in one year or less	After one through five years	After five through 15 years	After 15 years	Total
	(In thousands)
Amounts due in:
Commercial (secured by real estate - owner occupied)	$10,896	$63,453	$74,065	$8,509	$156,923
Commercial (secured by real estate - non-owner occupied)	4,188	108,289	49,200	4,985	166,662
Commercial and industrial	2,614	34,166	111,370	—	148,150
Construction, land and acquisition & development	51,903	11,410	3,575	734	67,622
Residential mortgage	2,265	4,728	22,926	24,223	54,142
Consumer installment	837	76,136	43,643	—	120,616
	$72,703	$298,182	$304,779	$38,451	$714,115

The following table sets forth our fixed and adjustable-rate loans at December 31, 2025 that are contractually due after December 31, 2024.

	Due After December 31, 2025
	Fixed	Adjustable	Total
	(In thousands)
Commercial (secured by real estate - owner occupied)	$141,758	$4,269	$146,027
Commercial (secured by real estate - non-owner occupied)	149,232	13,241	162,473
Commercial and industrial	140,285	5,250	145,535
Construction, land and acquisition & development	9,113	6,606	15,719
Residential mortgage 1-4 family	35,008	16,869	51,877
Consumer installment	119,676	103	119,779
Total loans	$595,072	$46,338	$641,410

Commercial and Industrial Loans. We make commercial and industrial loans, primarily in our market area, to a variety of professionals, sole proprietorships and small businesses, including dental loans, which are originated throughout the Southeastern United States. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2024, commercial and industrial loans were $148.2 million, or 20.8% of our gross loans. As part of our relationship driven focus, we encourage our commercial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and net interest margin.

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

Our commercial business loans to dental professionals totaled $115.1 million at December 31, 2024. The significant majority of these loans are secured by practice assets with the goodwill of each practice providing the value for lending. We consider numerous factors when underwriting dental loans, including transactional risk related to the selling doctor in a practice purchase, if applicable, procedures performed, insurance taken and the good standing of the dentist by state boards. We lend across all dental specialties: general, cosmetic, orthodontist, endodontist, periodontist, pediatric, and oral surgery. The majority of our dental loans are originated to professionals and practices located in the State of Georgia, with the remainder originated through the adjoining states. We target dental practice loans with principal balances between $250,000 and $750,000, although we will originate dental practice loans with principal balances in excess of $750,000. Most of our dental loans are to solo practitioners or small practices with two professionals. We remain knowledgeable of trends in the dental industry through regular contact with our borrowers as well as through our participation in dental managers associations and our dental advisory board.

Our largest commercial and industrial loan at December 31, 2024 totaled $3.4 million, was originated in 2020 and is secured by all business assets. At December 31, 2024, this loan was performing in accordance with its terms.

Commercial Real Estate Loans. Our commercial real estate loans (which includes owner occupied and non-owner occupied loans) are secured primarily by dental/medical professional properties, church campuses and other small businesses. At December 31, 2024, we had $323.6 million in commercial real estate loans, representing 45.3% of our total loan portfolio. At that date, $156.9 million, or 22.0% of our commercial real estate loans, were secured by owner-occupied properties. This amount included $77.7 million of dental and medical loans, $18.8 million of church loans and $12.1 million of convenience store loans.

Most of our commercial real estate loans are balloon loans with a five-year initial term and a 20-year amortization period. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. All of our commercial real estate loans are subject to our underwriting procedures and guidelines. At December 31, 2024, our largest commercial real estate loan totaled $8.6 million and is secured by a well-established, anchored, retail shopping center. At December 31, 2024, this loan was performing in accordance with its terms.

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

Residential Mortgage Loans. At December 31, 2024, we had $54.1 million of loans secured by one- to four-family real estate, representing 7.6% of our total loan portfolio. We currently originate adjustable-rate and fixed-rate one- to four-family residential real estate loans, although our ability to originate adjustable-rate residential mortgage loans is significantly limited in the current interest rate environment. We historically originated fixed-rate one- to four-family residential real estate loans with balloon terms, but recently began originating adjustable-rate one- to four-family residential real estate loans. At December 31, 2024, $17.6 million, or 33.0%, of our one- to four-family residential real estate loans were adjustable-rate loans.

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

Construction and Land Loans. We make construction loans, primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2024, our residential construction loans totaled $67.6 million, representing 9.5% of our total loan portfolio, and included $5.7 million of land and lot loans. At December 31, 2024 there was $734,000 of single-family construction loans to individuals and $53.6 million to contractors and builders. In addition, we had $7.4 million of commercial construction and development loans as of December 31, 2024, which included $3.3 million of commercial development and land loans.

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

Consumer Loans. We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. Our consumer loans generally consist of indirect loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. At December 31, 2024, consumer and other loans were $120.6 million, or 16.9% of gross loans.

In 2018, we established our indirect automobile lending division, Affinity Bank Dealer Select (“ABDS”), which currently operates from an office in Monroe, Georgia. This division has an experienced manager and sales team to operate this line of business. At December 31, 2024, we had $119.6 million in indirect automobile loans, and our internal policies limit such loans to 200% of capital and 25% of our loan portfolio.

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

We sometimes purchase whole loans from third parties to supplement our loan production. These loans generally consist of loans to health care professionals and loans secured by manufactured housing. At December 31, 2024, we had $10.2 million of whole loans that we purchased. The majority of our purchased loans are to borrowers who are not located in our primary market area.

In addition from time to time, we may purchase or sell participation interests in loans. We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures.

We do not originate significant amounts of loans for sale, but we occasionally sell loans, primarily to generate fee income. At December 31, 2024, we had no loans held for sale.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that Affinity Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Affinity Bank’s unimpaired capital and surplus. At December 31, 2024, based on the 15% limitation, Affinity Bank’s loans-to-one-borrower limit was approximately $15.7 million. On the same date, Affinity Bank had no borrowers with outstanding balances in excess of this amount. At December 31, 2024, our largest loan relationship with one borrower was $8.6 million for commercial real estate, and the underlying loans were performing in accordance with their terms on that date.

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

Delinquent Loans. The following tables set forth our loan delinquencies, by type and amount at the dates indicated.

	At December 31,
	2024			2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Commercial (secured by real estate - owner occupied	$370	$320	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied	—	—	—	—	—	—
Commercial and industrial	1	—	—	—	—	—
Commercial, land and acquisition & development	—	—	—	—	—	—
Residential mortgage	1,117	97	—	2,534	—	—
Consumer installment	526	76	—	246	—	—
Total	$2,014	$493	$—	$2,780	$—	$—

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	At December 31,
	2024	2023
	(Dollars in thousands)
Non-accrual loans:
Commercial (secured by real estate - owner occupied)	$1,996	$—
Commercial (secured by real estate - non-owner occupied)	152	4,505
Commercial and industrial	—	—
Construction, land and acquisition & development	17	—
Residential mortgage 1-4 family	2,313	2,504
Consumer installment	299	417
Total non-accrual loans	4,777	7,426
Real estate owned:
Commercial (secured by real estate - owner occupied)	—	—
Commercial (secured by real estate - non-owner occupied)	—	2,850
Commercial and industrial	—	—
Construction, land and acquisition & development	—	—
Residential mortgage 1-4 family	—	—
Consumer installment	—	—
Total real estate owned	—	2,850
Total non-performing assets	$4,777	$10,276
Total non-performing loans to total loans	0.67%	1.13%
Total non-performing assets to total assets	0.55%	1.22%

The decrease in non-accrual non-owner occupied commercial real estate loans was due to loans on nonaccrual paid off in 2024, while the decrease in real estate owned was due to sale that occurred in second quarter of 2024.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	Years Ended December 31,
	2024	2023
	(Dollars in thousands)
Allowance at beginning of period	$8,921	$9,325
Provision for credit losses	225	—
Charge offs:
Commercial (secured by real estate - owner occupied)	—	(204)
Commercial (secured by real estate - non-owner occupied)	(164)	—
Commercial and industrial	—	(3)
Construction, land and acquisition & development	—	—
Residential mortgage 1-4 family	(50)	—
Consumer installment	(527)	(307)
Total charge-offs	(741)	(514)
Recoveries:
Commercial (secured by real estate - owner occupied)	—	8
Commercial (secured by real estate - non-owner occupied)	—	—
Commercial and industrial	9	1
Construction, land and acquisition & development	—	—
Residential mortgage 1-4 family	—	49
Consumer installment	82	52
Total recoveries	91	110
Net (charge-offs) recoveries	(650)	(404)
Allowance at end of period	$8,496	$8,921
Allowance to non-performing loans	177.86%	120.14%
Allowance to total loans outstanding at the end of the period	1.19%	1.35%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.09)%	(0.06)%

The following table sets forth information with respect to charge-offs and recoveries by loan category.

	For the Year Ended December 31,
	2024			2023
	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance
Commercial (secured by real estate - owner occupied)	$162,326	$—	—	$163,863	$196	0.12%
Commercial (secured by real estate - non-owner occupied)	155,991	164	0.11%	142,404	—	—
Commercial and industrial	146,035	(9)	(0.01)%	148,149	2	—
Construction, land and acquisition & development	54,669	—	—	40,337	—	—
Residential mortgage	51,816	50	0.10%	52,208	(49)	0.09%
Consumer installment	117,464	445	0.38%	113,798	255	0.22%
Total gross loans	688,301	$650	0.09%	660,759	$404	0.06%
Deferred loan fees, net	814			714
Total loans outstanding at end of year	$687,487			$660,045

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

	At December 31,
	2024			2023
	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial (secured by real estate - owner occupied)	$1,082	13.62%	21.97%	$1,397	17.46%	23.89%
Commercial (secured by real estate - non-owner occupied)	1,115	14.04%	23.34%	1,298	16.23%	21.99%
Commercial and industrial loans	1,753	22.07%	20.75%	1,806	22.57%	21.28%
Construction and land	1,134	14.28%	9.47%	927	11.59%	7.23%
One- to four-family residential	1,227	15.45%	7.58%	1,038	12.98%	8.13%
Consumer loans	1,632	20.54%	16.89%	1,534	19.17%	17.48%
Total allocated allowance	7,943	100.00%	100.00%	8,000	100.00%	100.00%
Unallocated	553			921
Total	$8,496			$8,921

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

At December 31, 2024, our investment portfolio consisted of U.S. Treasury securities, securities and obligations issued by U.S. government-sponsored enterprises and the Federal Home Loan Bank of Atlanta, municipal securities and corporate securities. At December 31, 2024, we owned $2.5 million of Federal Home Loan Bank of Atlanta stock. As a member of Federal Home Loan Bank of Atlanta, we are required to purchase stock in the Federal Home Loan Bank of Atlanta, which stock is carried at cost and classified as restricted equity securities. In addition, at December 31, 2024, we owned $250,000 of First National Bankers Bank stock and $2.7 million in Federal Reserve Bank stock. The table below presents the maturity schedule at December 31, 2024 for available-for-sale securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
		(Dollars in thousands)

U.S. Treasury securities	$—	—	$2,987	1.33%	$2,200	1.69%	$—	—	$5,187	$4,567	1.48%
Municipal securities – tax exempt	—	—	—	—	—	—	520	2.07%	520	433	2.07%
Municipal securities – taxable	—	—	—	—	2,041	2.11%	—	—	2,041	1,671	2.11%
U.S. Government sponsored enterprises	—	—	—	—	2,022	1.62%	9,815	2.31%	11,837	8,481	2.19%
Government agency mortgage-backed securities	—	—	2,481	1.86%	7,891	2.23%	4,704	2.30%	15,076	12,344	2.19%
Corporate securities	—		3,988	6.45%	5,498	4.54%	—	—	9,486	9,006	5.34%
Total	$—	—	$9,456	3.63%	$19,652	2.74%	$15,039	2.30%	$44,147	$36,502	2.78%

Following is a maturity schedule at December 31, 2024 for held-to-maturities securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
		(Dollars in thousands)
Government agency mortgage-backed securities	$—	—	$—	—	$—	—	$715	3.23%	$715	$612	3.23%
Corporate securities	3,952	5.96%	10,396	6.22%	12,281	6.28%	—	—	26,629	26,674	6.21%
Total	$3,952	5.96%	$10,396	6.22%	$12,281	6.28%	$715	3.23%	$27,344	$27,286	6.14%

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

Deposits. Our deposits are generated primarily from our primary market area. We also generate deposits nationwide through our virtual bank, FitnessBank, which accepts deposits and provides higher interest rates based on customers meeting certain fitness goals. We offer a selection of deposit accounts, including savings accounts, checking accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have the authority to accept brokered deposits and had $106.3 million in brokered certificates of deposit as of December 31, 2024. We also offer a Kasasa (rewards) deposit program, which promotes free checking accounts with either attractive interest rates or cash-back rewards.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2024			2023
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Non-interest-bearing checking	$151,395	22.48%	—	$154,689	22.93%	—
Interest-bearing checking	73,841	10.96%	0.51%	85,362	12.66%	0.29%
Money market accounts	148,752	22.09%	3.24%	138,673	20.56%	2.52%
Savings accounts	76,053	11.29%	2.86%	74,768	11.09%	2.62%
Certificates of deposit	223,440	33.18%	4.21%	220,951	32.76%	3.81%
Total	$673,481	100.00%	2.49%	$674,443	100.00%	2.09%

As of December 31, 2024, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 was approximately $35.2 million. The following table sets forth the maturity of these certificates as of December 31, 2024.

At December 31, 2024
(In thousands)
Maturity Period:
Three months or less	$7,253
Over three through six months	13,579
Over six through twelve months	11,615
Over twelve months	2,738
Total	$35,185

At December 31, 2024 and 2023, there was $97.2 million and $95.5 million, respectively of uninsured deposits. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements. As of those dates, we had no deposits that were uninsured for any reason other than being in excess of the federal deposit insurance limit.

Borrowings. As of December 31, 2024, we had $40.0 million available on our line of credit with the Federal Home Loan Bank of Atlanta. The balances outstanding in FHLB advances were $54.0 million and $40.0 million at December 31, 2024 and 2023, respectively. The weighted average rate was 3.81% and 3.86% at December 31, 2024 and 2023, respectively. We also had $4.8 million outstanding under the Bank Term Funding Program at December 31, 2024.

In addition to the Federal Home Loan Bank of Atlanta line of credit, we have three unsecured federal funds lines of credit, totaling $32.5 million. At December 31, 2024 and 2023 $0 was outstanding on these lines of credit.

Subsidiary Activities

Affinity Bancshares, Inc. has no subsidiaries other than Affinity Bank.

Personnel

As of December 31, 2024, we had 88 full-time employees and four part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2024 and 2023, Affinity Bancshares, Inc. had no minimum tax credit carryovers.

Net Operating Loss Carryovers. Generally, a financial institution may carry net operating losses forward indefinitely. At December 31, 2024 and 2023, Affinity Bancshares, Inc. had no federal net operating loss carryforwards.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period is not deductible. At December 31, 2024 and 2023, Affinity Bancshares, Inc. had no capital loss carryovers.

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

Net Operating Loss Carryovers. Generally, Georgia law conforms to federal law and a financial institution may carry back Georgia net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2024 and 2023, Affinity Bank had no Georgia net operating loss carryforwards.

Bank Tax Credit. All financial depository institutions that conduct business or own property in Georgia are required to file a Georgia Financial Institutions Business Occupation Tax based on Georgia gross receipts. Any local license tax and state occupation tax paid a depository financial institution is credited dollar for dollar against any state corporate income tax liability of such institution for the tax year during which any such tax is paid. Any unused credits may be carried forward for five years. All bank tax credits were utilized in 2021, so there are no bank tax credits remaining at December 31, 2024 and 2023.

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

In addition, we must comply with significant laws and regulations related to anti-money laundering and anti-terrorist financing, community reinvestment, and fair lending. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

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

At December 31, 2024 and 2023, Affinity Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a national bank, may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the bank's capital and surplus. An additional amount may be loaned, equal to 10% of the bank's capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2024 and 2023, Affinity Bank was in compliance with the loans-to-one borrower limitations.

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

The Office of the Comptroller of the Currency’s current Community Reinvestment Act regulations for banks of Affinity Bank’s asset size are generally based upon objective criteria of the performance of institutions under two key assessment tests: (i) a lending test; and (ii) a community development test. In 2023, the Office of the Comptroller of the Currency and the other federal banking agencies issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.” The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

On March 29, 2024, a federal court in the Northern District of Texas issued a preliminary injunction of the new CRA regulations, enjoining the federal banking agencies from enforcing the regulations against the plaintiff bank industry trade groups, and extending the regulations’ implementation dates day-for-day for each day the injunction is in place.

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

At December 31, 2024 and 2023, Affinity Bank met the criteria for being considered “well capitalized.”

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

The Federal Reserve Board has issued supervisory policies regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate of earnings retention is inconsistent with the holding company’s capital needs and overall financial condition. The guidance also provides for prior consultation with supervisory staff for material increases in the amount of a holding company’s common stock dividend. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock, to provide opportunity for supervisory review and possible objection, if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Affinity Bancshares, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a bank holding company, such as Affinity Bancshares, Inc., unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act, means ownership, control of or the power to vote 25% or more of any class of voting stock. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable presumption of control under the Change in Bank Control Act’s implementing regulations under certain circumstances including where, as is the case with Affinity Bancshares, Inc. the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Federal Securities Laws

Affinity Bancshares, Inc.'s common stock is registered with the Securities and Exchange Commission. Affinity Bancshares, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with this Act and its implementing regulations, and we review and document such policies, procedures and systems to ensure continued compliance with this Act and its implementing regulations.

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

ITEM 2. Properties

As of December 31, 2024, the net book value of our office properties and land was $2.2 million, and the net book value of our furniture, fixtures and equipment was $814,000. Our properties include our main office and branch office in Covington and leased offices in Atlanta, Alpharetta, and Monroe. We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

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

ITEM 4. Mine Safety Disclosures

Not applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the symbol “AFBI.” As of March 19, 2024 we had 291 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 6,387,329 shares of common stock outstanding.

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

There were no sales of unregistered securities during the quarter ended December 31, 2024.

There were no shares of the Company’s common stock repurchased during the quarter ended December 31, 2024.

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

Overview

Total assets increased $23.6 million, or 2.8%, to $866.8 million at December 31, 2024 from $843.3 million at December 31, 2023. The increase was due primarily to an increase in net loans ($54.7 million, or 8.4%), offset by decreases in cash and cash equivalents ($8.6 million, or 17.2%) and investments (available-for-sale, held-to-maturity, and other) ($18.2 million or 20.7%).

Net income decreased $1.0 million, or 15.6%, to $5.4 million for the year ended December 31, 2024, compared to $6.4 million for the year ended December 31, 2023. The decrease was due to increases in deposit costs, noninterest expenses, and the provision for credit loss and a decrease in noninterest income offset by an increase in interest income and a decrease in income tax expense. Interest income increased $5.3 million, or 12.3%, to $48.0 million for the year ended December 31, 2024 from $42.7 million for the year ended December 31, 2023. The increase was due to a $5.9 million increase in interest income on loans, and a $123,000 increase in income on investment securities, offset by a $777,000 decrease in interest income on interest-earning deposits. Interest expense increased $3.3 million, or 21.3%, to $18.8 million for the year ended December 31, 2024 compared to $15.5 million for the year ended December 31, 2023, due to increases in all interest expense categories. Noninterest expenses increased $2.4 million, or 11.5%, to $23.8 million for the year ended December 31, 2024, from $21.3 million for the year ended December 31, 2023. Income tax expense decreased $399,000, or 20.6%, to $1.5 million for the year ended December 31, 2024 compared to $1.9 million for the year ended December 31, 2023.

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

Management believes the allowance for credit losses was appropriate at December 31, 2024 and 2023. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for credit losses. As a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is the responsibility of Affinity Bank and any increase or decrease in the allowance is the responsibility of management.

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

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

Total assets increased $23.6 million, or 2.8%, to $866.8 million at December 31, 2024 from $843.3 million at December 31, 2023. The increase was due primarily to an increase in net loans ($54.7 million, or 8.4%), that was partially offset by decreases in cash and cash equivalents ($8.6 million, or 17.2%) and investments (available-for-sale, held-to-maturity, and other) ($18.2 million or 20.7%).

Cash and cash equivalents decreased $8.6 million, or 17.2% to $41.4 million at December 31, 2024 from $50.0 million at December 31, 2023, due to loan funding at year end.

Gross loans increased $54.2 million, or 8.2%, to $714.1 million at December 31, 2024 from $659.9 million at December 31, 2023. Non-owner occupied commercial real estate loans increased $21.6 million, or 14.9%, to $166.7 million at December 31, 2024 from $145.1 million at December 31, 2023, and consumer loans increased $5.2 million, or 4.6%, to $120.6 million at December 31, 2024 from $115.3 million at December 31, 2023. In addition, construction loans increased $19.9 million, or 41.8% to $67.6 million at December 31, 2024 from $47.7 million at December 31, 2023, as we have seen continued success with our strategic initiative to increase construction lending to continue to diversify our loan portfolio. One-to-four family residential real estate loans increased $492,000, or 0.9%, to $54.1 million at December 31, 2024 from $53.7 million at December 31, 2023. Commercial and industrial loans increased $7.7 million, or 5.5%, to $148.2 million at December 31, 2024 from $140.4 million at December 31, 2023 . We recorded a decrease in owner occupied commercial real estate loans of $768,000, or 0.5% to $156.9 million at December 31, 2024 from $157.7 million at December 31, 2023.

Securities held-to-maturity decreased to $27.3 million at December 31, 2024, from $34.2 million at December 31, 2023, as securities were called throughout the year. Securities available-for-sale decreased $12.1 million to $36.5 million at December 31, 2024 from $48.6 million at December 31, 2023. The decreases in securities available-for-sale and held-to-maturity related to $10.9 million in paydown of securities and sales of $8.8 million in 2024 with no purchases to offset the decreases.

Total deposits decreased $962,000, or 0.1%, to $673.5 million at December 31, 2024 from $674.4 million at December 31, 2023. Certificates of deposit increased $2.5 million, or 1.1%, to $223.4 million at December 31, 2024 from $221.0 million at December 31, 2023, money market accounts increased $10.0 million or 7.4% to $148.8 million at December 31, 2024 from $138.7 million at December 31, 2023, and savings accounts increased $1.3 million , or 1.7% to $76.1 million at December 31, 2024 from $74.8 million at December 31, 2023. The growth in certificates of deposit is attributed to our enhancing liquidity through obtaining brokered deposits and the customer shift towards longer-term instruments as market interest rates have increased. These increases were offset by decreases in non-interest-bearing checking ($3.3 million , or 2.1%), and interest-bearing checking ($11.5 million or 13.5%), accounts. The loan-to-deposit ratio at December 31, 2024 was 106.0%, as compared to 97.8% at December 31, 2023.

We had $54.0 million of Federal Home Loan Bank advances and $4.8 million outstanding under the Bank Term Funding Program at December 31, 2024, compared to $40.0 million of Federal Home Loan Bank advances at December 31, 2023. Borrowings were increased during the year ended December 31, 2024 as we evaluated our borrowing needs to enhance liquidity.

Stockholders’ equity increased $7.6 million or 6.3%, to $129.1 million at December 31, 2024 from $121.5 million at December 31, 2023. We recognized net income of $5.4 million for the year ended December 31, 2024, change in accumulated other comprehensive loss of $620,000 and $1.5 million related to stock compensation and ESOP expenses.

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

	For the Year Ended December 31,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$687,487	$41,349	6.01%	$660,045	$35,422	5.37%
Investment securities held-to-maturity	32,723	2,018	6.17%	33,850	2,078	6.14%
Investment securities available-for-sale	47,449	1,778	3.75%	49,024	1,772	3.61%
Interest-earning deposits and federal funds	49,385	2,459	4.98%	65,333	3,236	4.95%
Other investments	5,801	369	6.36%	3,014	192	6.37%
Total interest-earning assets	822,845	47,973	5.83%	811,266	42,700	5.26%
Non-interest-earning assets	49,505			51,987
Total assets	$872,350			$863,253

Interest-bearing liabilities:
Interest-bearing checking accounts	$87,058	$448	0.51%	$92,030	$271	0.29%
Money market accounts	147,049	4,760	3.24%	140,630	3,542	2.52%
Savings accounts	73,176	2,091	2.86%	85,555	2,238	2.62%
Certificates of deposit	217,517	9,157	4.21%	211,285	8,042	3.81%
Total interest-bearing deposits	524,800	16,456	3.14%	529,500	14,093	2.66%
FHLB advances and other borrowings	55,104	2,351	4.27%	32,808	1,409	4.29%
Total interest-bearing liabilities	579,904	18,807	3.24%	562,308	15,502	2.76%
Non-interest-bearing liabilities	166,702			182,144
Total liabilities	746,606			744,452
Total stockholders' equity	125,744			118,801
Total liabilities and stockholders' equity	$872,350			$863,253
Net interest rate spread			2.59%			2.50%
Net interest income		$29,166			$27,198
Net interest margin			3.54%			3.35%

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

	Year Ended December 31, 2024 vs. 2023
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$5,099	$828	$5,927
Investment securities held-to-maturity	(78)	18	(60)
Investment securities available-for-sale	(116)	122	6
Interest-earning deposits and federal funds	(802)	25	(777)
Other investments	178	(1)	177
Total interest-earning assets	4,281	992	5,273

Interest-bearing liabilities:
Interest-bearing checking accounts	(199)	376	177
Market rate checking accounts	1,046	172	1,218
Savings accounts	(494)	347	(147)
Certificates of deposit	977	138	1,115
Total interest-bearing deposits	1,330	1,033	2,363
FHLB advances and other borrowings	972	(30)	942
Total interest-bearing liabilities	2,302	1,003	3,305

Change in net interest income	$1,979	$(11)	$1,968

Comparison of Operating Results for the Years Ended December 31, 2024 and 2023

General. Net income decreased $1.0 million, or 15.6%, to $5.4 million for the year ended December 31, 2024, compared to $6.4 million for the year ended December 31, 2023. Increases in interest expense and noninterest expense and a decrease in noninterest income were offset by increases in interest income.

Interest Income. Interest income increased $5.3 million, or 12.3%, to $48.0 million for the year ended December 31, 2024 from $42.7 million for the year ended December 31, 2023. Our average yield on loans increased 64 basis points to 6.01% for the year ended December 31, 2024 from 5.37% for the year ended December 31, 2023. The increase in interest income on loans and associated yield was a result of increases in volume with new loans being made at higher market rates. Our average balance of loans increased $27.4 million, or 4.2%, to $687.5 million for the year ended December 31, 2024 from $660.0 million for the year ended December 31, 2023, as we continued to acquire talent to assist with our strategic initiatives to both increase and diversify the loan portfolio.
Interest income on securities available for sale and held to maturity decreased $54,000 to $3.8 million for the year ended December 31, 2024 from $3.9 million for the year ended December 31, 2023. Our average balance of securities decreased $2.7 million, or 3.2%, to $80.2 million for the year ended December 31, 2024 from $82.9 million for the year ended December 31, 2023. The average rate earned on securities available for sale and held to maturity increased eight basis points during 2024, to 4.73% from 4.65%.

Interest income on interest-earning deposits and federal funds decreased $777,000 to $2.5 million for the year ended December 31, 2024 from $3.2 million for the year ended December 31, 2023. The average balance of interest-earning deposits decreased $15.9 million, or 24.4%, to $49.4 million for the year ended December 31, 2024 from $65.3 million for the year ended December 31, 2023.

Interest Expense. Interest expense increased $3.3 million, or 21.3%, to $18.8 million for the year ended December 31, 2024 compared to $15.5 million for the year ended December 31, 2023, due to increases in interest expense on deposits and Federal Home Loan Bank advances and other borrowings.

Interest expense on deposits increased $2.4 million, or 16.8%, to $16.5 million for the year ended December 31, 2024 from $14.1 million for the year ended December 31, 2023. We recorded increases in interest expense on all deposits products, except savings accounts. Interest expense on certificates of deposit increased $1.1 million, or 13.9%, to $9.2 million for the year ended December 31, 2024 from $8.0 million for the year ended December 31, 2023. We also recognized increases in interest expense on money market accounts ($1.2 million, or 34.4%), as increases in market interest rates increased the rates we paid on these types of deposits by 72 basis points to 3.24%.

Interest expense on borrowings increased to $2.4 million for the year ended December 31, 2024 compared to $1.4 million for the year ended December 31, 2023. The average balance of borrowings increased $22.3 million to $55.1 million at December 31, 2024 compared to $32.8 million at December 31, 2023. Borrowing increases related to company's funding needs throughout the year.

Net Interest Income. Net interest income before provision for credit losses increased by $2.0 million, or 7.2%, to $29.2 million for the year ended December 31, 2024 from $27.2 million for the year ended December 31, 2023. Our average interest-earning assets increased by $11.6 million, or 1.4%, to $822.8 million for the year ended December 31, 2024 from $811.3 million for the year ended December 31, 2023, while our net interest rate spread increased by 9 basis points to 2.59% for the year ended December 31, 2024 from 2.50% for the year ended December 31, 2023, reflecting a 57 basis point increase in the average rate earned on interest-earning assets offset by an increase of 48 basis points in the rate paid on interest-bearing liabilities. Our net interest margin was 3.54% for the year ended December 31, 2024 compared to 3.35% for the year ended December 31, 2023.

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

After an evaluation of these factors, we recorded a provision for credit losses of $438,000 for the year ended December 31, 2024, compared to a recovery for credit losses of $42,000 for the year ended December 31, 2023. Our allowance for credit losses was $8.5 million at December 31, 2024 compared to $8.9 million at December 31, 2023. The allowance for credit losses to total loans was 1.19% at December 31, 2024 compared to 1.35% at December 31, 2023, while the allowance for credit losses to non-performing loans was 177.9% at December 31, 2024 compared to 120.1% at December 31, 2023. We had charge-offs of $741,000 and recoveries of $91,000 during the year ended December 31, 2024. To the best of our knowledge, we have recorded all credit losses that are both probable and reasonable to estimate at December 31, 2024. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

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

Noninterest Income. Noninterest income decreased $451,000, or 18.3%, to $2.0 million for the year ended December 31, 2024 from $2.5 million for the year ended December 31, 2023. The decrease resulted primarily from an increase in loss on sale of securities of $385,000 partially offset by gain on sale of other real estate of $135,000.

Noninterest Expenses. Noninterest expenses information is as follows.

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$13,126	$12,252	$874	7.1%
Occupancy	2,451	2,503	(52)	(2.1)%
Data processing	2,087	2,025	62	3.1%
Professional fees	2,068	621	1,447	232.9%
Other	4,029	3,917	112	2.9%
Total non-interest expenses	$23,761	$21,318	$2,443	11.5%

Noninterest expenses increased $2.4 million, or 11.5%, to $23.8 million for the year ended December 31, 2024, from $21.3 million for the year ended December 31, 2023, due to the recently terminated merger transaction.

Income Tax Expense. We recorded income tax expense of $1.5 million and $1.9 million for the years ended December 31, 2024 and 2023. The decrease in income tax expense was due to decreased income before income taxes in 2024.

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

The table below sets forth, as of December 31, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes noted below are within Company's policy guidelines.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$29,624	(6.87)%
+200	30,801	(3.17)%
Level	31,810	—
-200	31,410	(1.26)%
-400	30,076	(5.45)%

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The company utilizes the Sources and Uses of Liquidity Analysis as its primarily liquidity test to assess its ability to meet short-term and long-term funding needs on at least a monthly basis and more often when needed. We calculate our liquidity ratio as the sum of cash, short-term assets (generally securities with a remaining maturity of less than one year) and marketable assets (generally securities with a remaining maturity of greater than one year and are not pledged to liabilities) divided by the sum of net deposits (generally core deposits including time deposits both under and over $250,000), short-term liabilities (generally borrowings with a remaining maturity of one year or less) and volatile liabilities (generally brokered deposits and listing service deposits both under and over $250,000). We seek to maintain a liquidity ratio of 12.0% or greater. At December 31, 2024 and 2023, we were in compliance with these guidelines. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At December 31, 2024, we had a $40.0 million line of credit with the Federal Home Loan Bank of Atlanta with $54.0 million in borrowings and a $12.5 million letter of credit outstanding which is used to collateralize public deposits. In addition, at December 31, 2024, we had a $32.5 million in unsecured federal funds lines of credit. Nothing was outstanding on these lines of credit at December 31, 2024. We also have a line of $65.1 million with the Federal Reserve Bank of Atlanta Discount Window (the "Discount Window") secured by $84.0 million in loans. No amount was outstanding on the Discount Window line at December 31, 2024. At December 31, 2024, there was $4.8 million outstanding secured by $4.8 million in securities under the Bank Term Funding Program, which expired March 11, 2024.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $6.8 million and $7.9 million for the years ended December 31,

2024 and 2023, respectively. Net cash used in investing activities was $33.3 million and $28.1 million for the years ended December 31, 2024 and 2023, respectively. Net cash used in investing activities typically consists primarily of disbursements for loan originations and purchases of investment securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and paydowns on securities. Net cash provided by financing activities, which consists primarily of activity in deposit accounts and proceeds from or repayments of borrowings, was $17.9 million for the year ended December 31, 2024, compared to net cash provided by financing activities of $44.0 for the year ended December 31, 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2024, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at December 31, 2024 and 2023. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process according to loans we make. At December 31, 2024, we had outstanding commitments to originate loans of $91.2 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2024 totaled $123.9 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Subsequent Event

On February 27, 2025, the Company declared the payment of a special cash dividend. The dividend of $1.50 per share will be paid on March 27, 2025 to stockholders of record as of March 13, 2025.

On March 7, 2025, the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 320,480 shares of its common stock, or approximately 5% of the current outstanding shares.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8. Financial Statements and Supplementary Data

7000 Central Parkway NE Suite 1000 Atlanta, GA 30328	404 588 4200 wipfli.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Affinity Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Affinity Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended and the related notes to the consolidated financial statements (the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Estimate of allowance for credit losses – reserves related to loans collectively evaluated for impairment

As described in Notes 1 and 3 to the financial statements, the Company’s allowance for credit losses (“ACL”) totaled $8,496,000 of which the full amount relates to collectively evaluated loans (general reserve). The Company has identified loan pools with similar risk characteristics and estimated the general reserves for all loan pools using the discounted cash flow method.

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

Atlanta, Georgia

March 21, 2025

AFFINITY BANCSHARES, INC.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
	(Dollars in thousands except per share amounts)
Assets
Cash and due from banks	$7,092	$6,025
Interest-earning deposits in other depository institutions	34,333	44,001
Cash and cash equivalents	41,425	50,026
Investment securities available-for-sale	36,502	48,561
Investment securities held-to-maturity (estimated fair value of $27,286, net of allowance for credit losses of $45 at December 31, 2024 and estimated fair value of $33,835, net of allowance for credit losses of $45 at December 31, 2023)	27,299	34,206
Other investments	6,175	5,434
Loans	714,115	659,876
Allowance for credit loss on loans	(8,496)	(8,921)
Net loans	705,619	650,955
Other real estate owned	—	2,850
Premises and equipment, net	3,261	3,797
Bank owned life insurance	16,487	16,086
Intangible assets	18,175	18,366
Other assets	11,874	12,978
Total assets	$866,817	$843,259

Liabilities and Stockholders' Equity

Liabilities:
Non-interest-bearing checking	$151,395	$154,689
Interest-bearing checking	73,841	85,362
Money market accounts	148,752	138,673
Savings accounts	76,053	74,768
Certificates of deposit	223,440	220,951
Total deposits	673,481	674,443
Federal Home Loan Bank advances and other borrowings	58,815	40,000
Accrued interest payable and other liabilities	5,406	7,299
Total liabilities	737,702	721,742
Stockholders' equity:
Common stock (par value $0.01 per share, 40,000,000 shares authorized; 6,409,598 issued and outstanding at December 31, 2024 and 6,416,628 issued and outstanding at December 31, 2023)	64	64
Preferred stock (10,000,000 shares authorized, no shares outstanding)	—	—
Additional paid in capital	62,355	61,026
Unearned ESOP shares	(4,378)	(4,587)
Retained earnings	76,786	71,345
Accumulated other comprehensive loss	(5,712)	(6,332)
Total stockholders' equity	129,115	121,516
Total liabilities and stockholders' equity	$866,817	$843,258

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Income

	Year Ended December 31,
	2024	2023
	(Dollars in thousands except per share amounts)
Interest income:
Loans, including fees	$41,349	$35,422
Investment securities	4,165	4,042
Interest-earning deposits	2,459	3,236
Total interest income	47,973	42,700
Interest expense:
Deposits	16,456	14,093
FHLB advances and other borrowings	2,351	1,409
Total interest expense	18,807	15,502
Net interest income before provision for credit losses	29,166	27,198
Provision (recovery) for credit losses	438	(42)
Net interest income after provision (recovery) for credit losses	28,728	27,240
Noninterest income:
Service charges on deposit accounts	1,520	1,620
Loss on sales of investment securities available-for-sale	(385)	—
Net gain on sale of other real estate owned	135	—
Other	745	846
Total noninterest income	2,015	2,466
Noninterest expenses:
Salaries and employee benefits	13,126	12,252
Occupancy	2,451	2,503
Data processing	2,087	2,025
Professional fees	2,068	621
Other	4,029	3,917
Total noninterest expenses	23,761	21,318
Income before income taxes	6,982	8,388
Income tax expense	1,541	1,940
Net income	$5,441	$6,448
Weighted average common shares outstanding
Basic	6,414,182	6,476,767
Diluted	6,575,406	6,557,053
Basic earnings per share	$0.85	$1.00
Diluted earnings per share	$0.83	$0.98

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2024	2023
	(In thousands)
Net income	$5,441	$6,448
Other comprehensive income:
Net unrealized gains on available-for-sale securities, net of taxes of $113, and $108	335	323
Reclassification adjustment for loss included in net income, net of taxes of $100	285	—
Total other comprehensive income	620	323
Total comprehensive income	$6,061	$6,771

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Years Ended December 31, 2024 and 2023
					Accumulated
		Additional			Other
	Common	Paid In	Unearned	Retained	Comprehensive
	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)

Beginning balance December 31, 2023	$64	$61,026	$(4,587)	$71,345	$(6,332)	$121,516
ESOP loan payment and release of ESOP shares	—	195	209	—	—	404
Stock-based compensation expense	—	1,134	—	—	—	1,134
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	620	620
Net income	—	—	—	5,441	—	5,441
Ending balance December 31, 2024	$64	$62,355	$(4,378)	$76,786	$(5,712)	$129,115

Beginning balance December 31, 2022	$66	$63,130	$(4,795)	$65,357	$(6,655)	$117,103
ESOP loan payment and release of ESOP shares	—	87	208	—	—	295
Stock-based compensation expense	—	1,090	—	—	—	1,090
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	323	323
Common stock repurchase	(2)	(3,281)				(3,283)
Adoption of new accounting pronouncement, net of tax (see Note 1)	—	—	—	(460)	—	(460)
Net income	—	—	—	6,448	—	6,448
Ending balance December 31, 2023	$64	$61,026	$(4,587)	$71,345	$(6,332)	$121,516

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2,024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$5,441	$6,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, (accretion) and amortization	738	735
Stock-based compensation expense	1,134	1,090
Deferred income tax expense	162	399
Provision (recovery) for credit losses	438	(42)
ESOP expense	404	295
Net loss on sale of investment securities available-for-sale	385	—
Net loss (gain) on sale of other real estate owned	(135)	—
Increase in cash surrender value of bank owned life insurance	(401)	(362)
Write-down on other real estate	—	51
Change in:
Accrued interest receivable and other assets	731	(527)
Accrued interest payable and other liabilities	(2,106)	(215)
Net cash provided by operating activities	6,791	7,872
Cash flows from investing activities:
Purchases of investment securities held-to-maturity	-	(7,609)
Purchases of investment securities available-for-sale	-	(5,710)
Purchases of premises and equipment	(422)	(527)
Proceeds from sale of investment securities available-for-sale	8,813	—
Proceeds from paydowns of investment securities available-for-sale	3,758	3,823
Proceeds from paydowns of investment securities held-to-maturity	7,095	58
Purchases of other investments	(741)	(6,666)
Proceeds from sales of other investments	-	2,314
Net change in loans	(54,733)	(13,818)
Proceeds from sales of other real estate owned	2,985	—
Net cash used in investing activities	(33,245)	(28,135)
Cash flows from financing activities:
Net change in deposits	(962)	17,273
Stock repurchase	-	(3,283)
Proceeds from FHLB advances	24,000	85,000
Repayment of FHLB advances	(10,000)	(55,000)
Proceeds from federal funds purchased	27	26
Repayment of federal funds purchased	(27)	(51)
Proceeds from other borrowings	11,838	—
Repayment of other borrowings	(7,023)	—
Net cash provided by financing activities	17,853	43,965
Net change in cash and cash equivalents	(8,601)	23,702
Cash and cash equivalents at beginning of period	50,026	26,324
Cash and cash equivalents at end of period	$41,425	$50,026
Supplemental disclosures of cash flow information:
Cash paid for interest	18,906	14,491
Cash paid for income taxes	2,159	2,093

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

Earnings Per Share

	Year Ended December 31,
	2024	2023
	(Dollars in thousands except per share data)

Net income	$5,441	$6,448
Weighted average common shares outstanding	6,414,182	6,476,767
Effect of dilutive common stock awards	161,224	80,286
Diluted weighted average common shares outstanding	6,575,406	6,557,053
Basic earnings per common share	$0.85	$1.00
Diluted earnings per common share	0.83	0.98

Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The updated guidance was originally effective for all entities from March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06 which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company has been diligent in responding to reference rate reform and adoption has not had a material impact on its financial statements.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Pronouncements Not Effective as of December 31, 2024

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

FASB ASU 2024-01 Stock Compensation - Scope Application of Profits Interest and Similar Awards

The amendments in this update improve the understandability of paragraph 718-10-15-3 apply to all entities that enter into share-based payments transactions. The amendments in this update are effective for fiscal years beginning after December 15, 2024 and are to be applied on a prospective basis. The Company is currently evaluating the impact on its disclosures.

FASB Accounting Standards Update (ASU) 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures,

This amendment requires enhanced disaggregation of certain expense categories within the income statement to provide more detailed information about the nature and function of expenses. The objective is to improve the transparency and usefulness of financial statements for users by offering greater insight into the components of operating expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026. These changes may be applied prospectively or retroactively. Early adoption is permitted and the Company is currently evaluating the impact on its disclosures.

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

Available-for-sale securities are carried at fair value. Unrealized holding gains and losses, net of the related deferred tax effect, on available-for-sale securities are excluded from earnings and are reported in other comprehensive income as a separate component of shareholders’ equity until realized.

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Allowance for Credit Losses - Investment Securities Held-to-Maturity

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. Management classifies the held-to-maturity portfolio into the following major security types: U.S. Treasuries, government agency mortgage-backed, and corporate securities. The U.S. Treasuries and the Government agency mortgage-backed securities held by the Bank are issues by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. The corporate securities are comprised of investments in corporate bonds whose issuers are primarily banks. At December 31, 2024, these securities are all rated as investment grade.

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

Management determines the ACL balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit behaviors along with model judgments provide the basis for the estimation of expected credit losses. Adjustments to modeled loss estimates may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in economic conditions,

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

property values, or other relevant factors. For the majority of loans and leases, the ACL is calculated using a discounted cash flow methodology applied at a loan level with a one-year reasonable and supportable forecast period and a two-year straight-line reversion period. The discounted cash flow method utilizes loan-level term information (including maturity date, payment amount, and interest rate) and certain assumptions (including default rates, prepayment speeds, and curtailment rates) to estimate the expected future cash flows for the full life of each loan pool.

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Revenue Recognition

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Other noninterest income: Other noninterest income includes several items, such as wire transfer income, check cashing fees, and safe deposit box rental fees. This income is generally recognized at the time the service is provided and/or the income is earned.

Reclassification

Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis and had no effect on stockholders’ equity or net income.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

(2) Investment Securities

Investment securities available-for-sale at December 31, 2024 and 2023 are as follows: (in thousands)

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,187	$—	$(620)	$4,567
Municipal securities - tax exempt	520	—	(87)	433
Municipal securities - taxable	2,041	—	(370)	1,671
U. S. Government sponsored enterprises	11,837	—	(3,356)	8,481
Government agency mortgage-backed securities	15,076	—	(2,732)	12,344
Corporate securities	9,486	67	(547)	9,006
Total	$44,147	$67	$(7,712)	$36,502
December 31, 2023
U.S. Treasury securities	$5,147	$—	$(649)	$4,498
Municipal securities - tax exempt	527	—	(85)	442
Municipal securities - taxable	2,530	—	(395)	2,135
U. S. Government sponsored enterprises	11,837	—	(3,207)	8,630
Government agency mortgage-backed securities	18,643	—	(2,695)	15,948
Corporate securities	18,355	30	(1,477)	16,908
Total	$57,039	$30	$(8,508)	$48,561

Investment securities held-to-maturity at December 31, 2024 and 2023 are as follows: (in thousands)

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Estimated Allowance for Credit Losses
U.S. Treasury securities	$—	$—	$—	$—	$—
Government agency mortgage-backed securities	715	—	(103)	612	—
Corporate securities	26,629	211	(166)	26,674	(45)
Total	$27,344	$211	$(269)	$27,286	$(45)
December 31, 2023
U.S. Treasury securities	$999	$—	$(4)	$995	$—
Government agency mortgage-backed securities	795	—	(76)	719	—
Corporate securities	32,457	58	(394)	32,121	(45)
Total	$34,251	$58	$(474)	$33,835	$(45)

The Bank recorded $32,000 of provision for credit losses on held-to-maturity securities on January 1, 2023 upon adoption of ASC 326, and recorded no additional provision for credit losses for the year ended December 31, 2024 and recorded provision for credit loss of $13,000 for held-to-maturity securities for the year ended December 31, 2023.

Investment securities available-for-sale in an unrealized loss position at December 31, 2024 and 2023 are as follows: (in thousands)

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

	Less Than 12 Months		12 Months or More		Total
December 31, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$4,567	$(620)	$4,567	$(620)
Municipal securities - tax exempt	—	—	433	(87)	433	(87)
Municipal securities - taxable	—	—	1,671	(370)	1,671	(370)
U. S. Government sponsored enterprises	—	—	8,481	(3,356)	8,481	(3,356)
Government agency mortgage-backed securities	—	—	12,344	(2,732)	12,344	(2,732)
Corporate securities	—	—	5,446	(547)	5,446	(547)
Total	$—	$—	$32,942	$(7,712)	$32,942	$(7,712)
December 31, 2023
U.S. Treasury securities	$—	$—	$4,498	$(649)	$4,498	$(649)
Municipal securities - tax exempt	—	—	442	(85)	442	(85)
Municipal securities - taxable	—	—	2,135	(395)	2,135	(395)
U. S. Government sponsored enterprises	—	—	8,630	(3,207)	8,630	(3,207)
Government agency mortgage-backed securities	—	—	15,948	(2,695)	15,948	(2,695)
Corporate securities	5,557	(214)	8,774	(1,263)	14,331	(1,477)
Total	$5,557	$(214)	$40,427	$(8,294)	$45,984	$(8,508)

There were 47 available-for-sale securities in an unrealized loss position for 12 months or greater totaling $7.7 million as of December 31, 2024. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly. Four of the securities are agency bonds and five are U.S. Treasury bonds, so all of these are direct obligations of the U.S. Government. Twenty-four of the securities are mortgage-backed bonds that have the direct or implied backing of the U.S. Government. Three of the bonds are municipal securities and the remaining eleven securities are corporate securities that are either trust preferred securities or subordinated debentures where the Bank performs a credit review regularly and such review has raised no concerns.

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises ("GSEs"), and the U.S. Treasury, including notes and mortgage backed securities, accounted for the majority of the available-for-sale portfolio as of December 31, 2024, and the Bank expects no credit losses on these securities, given the explicit and implicit guarantees provided by the U.S. federal government. The available-for-sale portfolio also includes corporate securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Bank monitors the credit quality of these corporate bonds through quarterly credit reviews to determine impairment, if any. The decline in fair value is attributable to changes in interest rates, and not credit quality, and the Bank does not have the intent to sell the U.S. government and agencies debt securities and the corporate securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider impairments on these securities to be credit related as of December 31, 2024 and no allowance for credit loss is required.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of investment securities available-for-sale and held to maturity at December 31, 2024, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$—	$—	$3,953	$3,930
Greater than 1 to 5 years	6,974	6,730	10,396	10,428
Greater than 5 to 10 years	11,762	10,130	12,280	12,316
Greater than 10 years	10,335	7,298	—	—
	29,071	24,158	26,629	26,674
Government agency mortgage-backed securities	15,076	12,344	715	612
Total	$44,147	$36,502	$27,344	$27,286

There were $8.8 million and $0 sales of investment securities available-for-sale in 2024 and 2023, respectively, with gross losses of $385,000 and no gross gains in 2024.

Available-for-sale securities with a carrying value of approximately $9.6 million and $4.2 million were pledged to secure public deposits at both December 31, 2024 and 2023, respectively.

(3) Loans and Allowance for Credit Losses

Major classifications of loans, by collateral code, at December 31, 2024 and 2023 are summarized as follows: (in thousands)

	December 31, 2024	December 31, 2023
Commercial (secured by real estate - owner occupied)	$156,923	$157,691
Commercial (secured by real estate - non-owner occupied)	166,662	145,100
Commercial and industrial	148,150	140,407
Construction, land and acquisition & development	67,622	47,685
Residential mortgage 1-4 family	54,142	53,650
Consumer installment	120,616	115,343
Total	714,115	659,876
Less allowance for credit losses	(8,496)	(8,921)
Total loans, net	$705,619	$650,955

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in the Atlanta, Georgia Metropolitan Statistical Area. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market. The Bank has specialized expertise in lending to dentists and dental practices, with dental practice loans totaling $185.4 million, or 26.0%, and $176.1 million, or 26.7% of our loan portfolio, as of December 31, 2024 and 2023, respectively. The majority of these loans are commercial and industrial credits for practice acquisitions and equipment financing with the remainder being owner-occupied real estate. Accrued interest on loans totaled $2.3 million on December 31, 2024 and $2.1 million on December 31, 2023 and is included in other assets on the consolidated balance sheet.

The following table presents a rollforward of the allowance for credit losses on loans as follows (in thousands):

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

	Commercial (Secured by Real Estate - Owner Occupied)	Commercial (Secured by Real Estate - Non-Owner Occupied)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for Credit Loss
Allowance for Credit Loss
Beginning balance December 31, 2023	$1,397	$1,298	$1,806	$927	$1,038	$1,534	$921	$8,921
Provision	(315)	(19)	(62)	207	239	543	(368)	225
Charge-offs	—	(164)	—	—	(50)	(527)	—	(741)
Recoveries	—	—	9	—	—	82	—	91
Ending balance December 31, 2024	$1,082	$1,115	$1,753	$1,134	$1,227	$1,632	$553	$8,496
Allowance for Credit Loss
Beginning balance, December 31, 2022	$2,403	$2,079	$2,292	$487	$345	$1,675	$44	$9,325
Provision	(810)	(781)	(484)	440	644	114	877	—
Charge-offs	(204)	—	(3)	—	—	(307)	—	(514)
Recoveries	8	—	1	—	49	52	—	110
Ending balance, December 31, 2023	$1,397	$1,298	$1,806	$927	$1,038	$1,534	$921	$8,921

The Bank individually evaluates all loans that are on nonaccrual status or are rated substandard (as described below). A loan is considered individually evaluated when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Individually evaluated loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Interest payments received on individually evaluated loans are applied as a reduction of the outstanding principal balance.

Allowance for credit loss on unfunded commitments for the year ended December 31, 2024 and 2023 is summarized below:

	For the Year ended
	December 31, 2024	December 31, 2023
(in thousands)
Beginning balance	$531	$—
Provision upon adoption	—	586
Provision	213	(55)
Ending Balance	$744	$531

Collateral-Dependent Loans

The Bank classifies a loan as collateral-dependent when our borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate. There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the year ended December 31, 2024, and we had $2.0 million and $1.4 million of collateral-dependent loans without an allowance and no collateral-dependent loans with an allowance at December 31, 2024 and December 31, 2023, respectively.

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of December 31, 2024 and 2023 by class of loans: (in thousands)

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2024	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Accruing Loans Past Due	Nonaccrual with Allowance	Nonaccrual without Allowance	Current	Total
Commercial (secured by real estate - owner occupied)	$370	$320	$—	$690	$—	$1,996	$154,237	$156,923
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	152	166,510	166,662
Commercial and industrial	1	—	—	1	—	—	148,149	148,150
Construction, land and acquisition & development	—	—	—	—	—	17	67,605	67,622
Residential mortgage	1,117	97	—	1,214	—	2,313	50,615	54,142
Consumer installment	526	76	—	602	—	299	119,715	120,616
Total	$2,014	$493	$—	$2,507	$—	$4,777	$706,831	$714,115

December 31, 2023	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Accruing Loans Past Due	Nonaccrual with Allowance	Nonaccrual without Allowance	Current	Total
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$—	$157,691	$157,691
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	4,505	140,595	145,100
Commercial and industrial	—	—	—	—	—	—	140,407	140,407
Construction, land and acquisition & development	—	—	—	—	—	—	47,685	47,685
Residential mortgage	2,534	—	—	2,534	—	2,504	48,612	53,650
Consumer installment	246	—	—	246	—	417	114,680	115,343
Total	$2,780	$—	$—	$2,780	$—	$7,426	$649,670	$659,876

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of December 31, 2024 and 2023, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands):

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolvers	Total
Pass
Commercial (secured by real estate - owner occupied)	$14,663	$13,787	$24,695	$20,821	$20,742	$55,399	$4,519	$154,626
Commercial (secured by real estate - non-owner occupied)	39,237	24,280	39,334	27,344	4,710	24,269	6,776	165,950
Commercial and industrial	24,559	20,808	18,352	26,309	13,280	33,914	10,928	148,150
Construction, land and acquisition & development	43,503	16,831	5,770	1,026	101	374	-	67,605
Residential mortgage	4,127	6,605	5,970	2,022	1,478	24,811	6,345	51,358
Consumer installment	50,830	27,834	29,226	9,488	2,022	597	101	120,098
Total pass	176,919	110,145	123,347	87,010	42,333	139,364	28,669	707,787
Special Mention
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	301	—	301
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	534	—	534
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	212	—	212
Consumer installment	6	80	76	48	8	—	—	218
Total special mention	6	80	76	48	8	1,047	—	1,265
Substandard
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	1,996	—	1,996
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	178	—	178
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	17	—	—	17
Residential mortgage	—	—	185	185	96	2,106	—	2,572
Consumer installment	—	90	50	153	3	4	—	300
Total substandard	—	90	235	338	116	4,284	—	5,063

Total	$176,925	$110,315	$123,658	$87,396	$42,457	$144,695	$28,669	$714,115
Current year to date period gross charge-offs
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	164	—	164
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	5	—	—	45	—	50
Consumer installment	6	76	360	79	—	6	—	527
Total current period gross write-offs	$6	$76	$365	$79	$—	$215	$—	$741

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolvers	Total
Pass
Commercial (secured by real estate - owner occupied)	$11,210	$23,441	$29,832	$22,982	$11,287	$49,744	$8,863	$157,359
Commercial (secured by real estate - non-owner occupied)	32,830	37,395	25,702	4,436	10,015	15,546	10,562	136,486
Commercial and industrial	22,473	21,590	27,252	14,764	16,697	25,317	12,314	140,407
Construction, land and acquisition & development	21,557	17,392	5,034	721	216	210	2,534	47,664
Residential mortgage	5,354	5,672	2,447	1,289	1,424	28,710	5,736	50,632
Consumer installment	42,601	46,869	17,488	4,866	1,919	247	543	114,533
Total pass	136,025	152,359	107,755	49,058	41,558	119,774	40,552	647,081
Special Mention
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	332	—	332
Commercial (secured by real estate - non-owner occupied)	—	—	3,539	—	—	540	—	4,079
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	222	—	222
Consumer installment	73	190	99	21	31	—	—	414
Total special mention	73	190	3,638	21	31	1,094	—	5,047
Substandard
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	—	—	—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	4,535	-	4,535
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	21	—	—	—	21
Residential mortgage	—	202	108	107	113	2,266	—	2,796
Consumer installment	50	205	118	11	12	—	—	396
Total substandard	50	407	226	139	125	6,801	-	7,748

Total	$136,148	$152,956	$111,619	$49,218	$41,714	$127,669	$40,552	$659,876
Gross charge-offs
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	204	—	204
Commercial and industrial	—	—	—	—	—	3	—	3
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Consumer installment	9	159	125	14	—	—	—	307
Total current period gross write-offs	$9	$159	$125	$14	$—	$207	$—	$514

There was one commercial (secured by real estate - owner occupied) loan modification to a borrower with financial difficulty during the year ended December 31, 2024 for $2.0 million and is current. The loan modification provided for a six-month period with fixed payments of $5,000. There were no loan modifications to a borrower with financial difficulty during the year ended December 31, 2023.

No loan modifications made to a borrower with financial difficulty subsequently defaulted during the years ended December 31, 2024 and 2023.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

(4) Premises and Equipment

Premises and equipment at year ended December 31, 2024 and 2023 are summarized as follows: (in thousands)

	December 31, 2024	December 31, 2023
Land	$373	$373
Buildings	4,360	4,356
Leasehold improvements	912	912
Equipment and furniture	4,597	4,232
Construction in process	277	226
Automobile	66	66
	10,585	10,165
Less: Accumulated depreciation	7,324	6,368
	$3,261	$3,797

Depreciation expense was approximately $948,000 and $980,000 for the years ended December 31, 2024 and 2023, respectively.

(5) Intangible Assets

The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $956,000 at December 31, 2024. The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $765,000 at December 31, 2023. Aggregate amortization expense for the years ended was $191,000 during 2024 and 2023.

The following table shows the estimated future amortization of the core deposit premium intangible asset for the next five years (in thousands). The projections of amortization expense are based on existing asset balances as of December 31, 2024.

Years ending December 31,
2025	$191
2026	191
2027	191
2028	191
2029	193
Total	$957

Goodwill acquired through acquisition was $17.2 million at December 31, 2024 and 2023. The Company tested for impairment during the year and determined there was no impairment of goodwill during 2024 and 2023. No impairment loss was recognized during 2024 and 2023.

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

	Classification	December 31, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	Other assets	$1,265	$1,746
Liabilities
Operating lease liabilities	Other liabilities	$1,583	$2,158

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

For the years ended December 31, 2024 and 2023 operating lease cost was $559,000 and $550,000, respectively. As of December 31, 2024, the weighted average remaining lease term was 2.54 years and the weighted average discount rate was 1.88%. The following table represents the future maturities of the Company’s operating lease liabilities and other lease information.

(dollars in thousands)
Years ending December 31,	Lease Liability
2025	$627
2026	645
2027	351
Total lease payments	$1,623
Less: interest	40
Present value of lease liabilities	$1,583

Supplemental Lease Information:	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:	(dollars in thousands)
Operating cash flows from operating leases (cash payments)	$610	$586
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	—	—

(7) Deposits

At December 31, 2024, contractual maturities of certificates of deposit are summarized as follows: (in thousands).

Years ending December 31,
2024	$123,929
2025	40,128
2026	17,756
2027	36,633
2028	1,186
Thereafter	3,808
Total	$223,440

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $35.2 million and $31.2 million at December 31, 2024 and 2023, respectively. Due to the

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

FDIC insurance coverage rules and limits for a depositor's specific group of deposit accounts, it is important to note not all deposits in excess of $250,000 are uninsured.

Brokered certificates of deposit ("CDs") totaled $106.3 million and $107.3 million at December 31, 2024 and 2023. At December 31, 2024 brokered CDs had a weighted average rate of 4.50% and a weighted average maturity of 19 months.

(8) Borrowings

At December 31, 2024 and 2023, the Bank had a line of credit totaling $40.0 million and $64.0 million, respectively, from the FHLB, which is reviewed annually by the FHLB.

The following advances were outstanding at December 31, 2024: (in thousands)

Advance Date	Advance	Interest Rate	Maturity	Rate	Call Feature
1/6/2023	$10,000	4.22%	1/6/2026	Fixed	N/A
1/6/2023	10,000	3.94%	1/6/2028	Fixed	N/A
10/25/2023	10,000	3.99%	10/25/2028	Convertible	10/25/2024
7/11/2024	14,000	3.50%	7/11/2029	Convertible	1/1/2025
12/13/2024	10,000	3.55%	12/13/2029	Convertible	6/13/2025
	$54,000

There was $4.8 million and $0 outstanding under the Bank Term Funding Program at December 31, 2024 and December 31, 2023 respectively. The bank had one security pledged in the amount of $4.8 million under the Bank Term Funding Program. The following advances under Bank Term advances, which require interest paid in full at maturity, were outstanding at December 31, 2024: (in thousands).

Advance Date	Advance	Interest Rate	Maturity	Rate
1/17/2024	$4,815	4.85%	1/17/2025	Fixed

At December 31, 2024 and 2023, the FHLB advances were collateralized by certain loans which totaled approximately $434.5 million and $392.6 million at December 31, 2024 and 2023, respectively, and by the Company’s investment in FHLB stock which totaled approximately $3.2 million and $2.5 million at December 31, 2024 and 2023, respectively.

The Company had one FHLB letter of credit of $12.5 million, used to collateralize public deposits, at both December 31, 2024 and 2023.

At December 31, 2024 and 2023 the Bank had unsecured federal funds lines of credit of $32.5 million, for which none was outstanding as of December 31, 2024 and 2023. The Bank also has a line of $65.1 million and $67.4 million with the Federal Reserve Bank of Atlanta Discount Window secured by $84.0 million and $96.1 million in loans as of December 31, 2024 and 2023, respectively. No amount was outstanding on the Discount Window as of December 31, 2024 or 2023.

(9) Income Taxes

The components of income tax expense for the years ended December 31, 2024 and 2023 are as follows: (in thousands)

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Current	$1,379	$1,541
Deferred expense	162	399
	$1,541	$1,940

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2024 and 2023 is as follows: (dollars in thousands)

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Statutory Federal tax rate	21%	21%
Pretax income at statutory rate	$1,466	$1,761
State income tax, net of federal benefit	92	218
Cash surrender value of life insurance	(84)	(76)
Permanent adjustments	102	53
Other	(35)	(16)
Actual tax expense 22.1% and 23.6%, respectively	$1,541	$1,940

The following summarizes the sources and expected tax consequences of future deductions or income for income tax purposes which comprised the net deferred taxes at December 31, 2024 and 2023: (in thousands)

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Deferred income tax assets:
Allowance for credit losses	$2,372	$2,426
Deferred compensation	450	566
Net operating losses	1,358	1,522
Unrealized loss on investment securities available-for-sale	1,934	2,145
Fair value adjustments	93	133
Right-of-use liability	404	551
Other	121	289
Total deferred income tax assets	6,732	7,632
Deferred income tax liabilities:
Core deposit intangible	244	293
Premises and equipment	281	558
Right-of -use asset	370	511
Other	75	135
Total deferred income tax liabilities	970	1,497
Net deferred income tax asset	$5,762	$6,135

The Company establishes a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company believes that it will have sufficient earnings to realize its deferred tax asset and has not provided an allowance.

The Company is subject to federal income tax and income tax of state taxing authorities. The Company's federal and state income tax returns for the years ended December 31, 2024, 2023, 2022 and 2021 are open to audit under the statutes of limitations. The Company has approximately $5.1 million of Federal net operating loss carryforwards and $6.5 million of state net operating loss carryforwards that will begin to expire in 2032.

Prior to January 1, 1996, the Bank was permitted under the Internal Revenue Code (the “Code”) a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The provisions of the Code permitted the Bank to deduct from taxable income an allowance for bad debts based on the greater of a percentage of taxable income before such deduction or actual loss experience. Retained earnings at December 31, 2024 includes approximately $3.6 million for which no deferred Federal income tax liability has been recognized. The amounts represent an allocation of income for bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

In 2017, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. In January 2021, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing additional shares of the Company’s common stock. A total of 225,721 shares were purchased with the loan proceeds as part of the Company’s stock offering. The balance of the note payable of the ESOP was $5.0 million and $5.1 million at December 31, 2024 and 2023, respectively. Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders’ equity. As of December 31, 2024 and 2023, 122,000 shares and 101,000 shares have been released, respectively.

(11) Benefit Plans

The Company has a profit sharing plan to provide retirement benefits for all employees. Contributions have been paid in the past to a trust fund annually by the Company in an amount determined by the board of directors. No contributions were made to the plan for the plan years ended December 31, 2024 and 2023 as the board of directors adopted an incentive program and paid cash bonuses rather than having contributions made to the profit sharing plan.

In 2014, the Company added a 401(k) feature to the profit sharing plan that covers substantially all employees. Under the terms of the feature, the Company may make matching contributions to the plan and the employees can contribute up to the maximum amounts allowed by Internal Revenue Service guidelines. The contribution expense related to the 401(k) feature totaled $266,000 and $217,000 for the plan years ended December 31, 2024 and 2023, respectively.

The Company sponsors a deferred compensation plan for directors. Under this plan, participating directors may defer their Board fees and receive the deferred amounts plus interest upon completion of their time as a director or at their election. The cumulative deferred contributions for the directors in the plan and earnings thereon at December 31, 2024 and 2023 totaled approximately $1.1 million and $1.6 million, respectively. These amounts are included in other liabilities in the accompanying consolidated balance sheets. No contributions have been made to the plan since 2015 as the plan was frozen as of June 30, 2015.

The Company has a supplemental executive retirement plan ("SERP") for one of its executives. This normal retirement benefit consists of a monthly benefit payment equal to the amount that is paid from the annuity contract designated under the SERP. The normal retirement benefit will commence on the first day of the second month following the date of the executive’s separation from service, payable monthly and continuing for the executive’s lifetime. The monthly benefit equals $8,333. If the executive dies after benefit payments have commenced but before receiving a total of 180 monthly payments, the Company shall pay to the executive’s beneficiary the greater of (i) the account balance or (ii) the present value of the remaining payments to satisfy a total of 180 monthly payments. Such death benefit shall be payable in a lump sum no later than 60 days from the date of death. If the executive dies after receiving 180 or more benefit payments, the SERP will terminate and no additional payments will be made. The accrued liability for the plan at December 31, 2024 and 2023 was approximately $524,000 and $501,000, respectively and is recorded in other liabilities. The related expense for the plan was approximately $23,000 in 2024 and 2023, respectively. There was no earnings from the increase in the value of the annuity for the years ending December 31, 2024 and 2023. The carrying value of the annuity was approximately $956,000 for the years ended December 31, 2024 and 2023 and is recorded in other assets.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

In 2022, shareholders approved the Company's 2022 Equity Incentive Plan, which authorizes the issuance of up to 148,060 shares of common stock pursuant to restricted stock grants and up to 370,150 shares of common stock pursuant to the exercise of options.

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

A summary of the Company's stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2022	481,519	$12.21	8.45	$1,522
Granted	175,000	14.42
Exercise of stock options*	(8,753)	11.14
Forfeited	(10,000)	14.85
Outstanding - December 31, 2023	640,766	12.58	7.75	$1,419
Exercisable - December 31, 2023	225,739	10.81	6.39	$901
Outstanding - December 31, 2024	640,766	12.58	6.75	$5,724
Exercisable - December 31, 2024	360,227	$11.51	5.92	$3,603

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

Restricted Stock	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value

Outstanding - December 31, 2022	169,504	$11.97
Granted	45,101	14.47
Vested	(48,014)	12.30
Outstanding - December 31, 2023	166,591	13.46
Vested *	(58,982)	11.86
Outstanding December 31, 2024	107,609	$13.88

* The terms of the restricted stock agreements permit the surrender of shares of the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 7,030 and 3,417 shares were surrendered during the year ended December 31, 2024 and 2023, respectively.

The Company recognized approximately $1.3 million and $1.1 million of stock-based compensation expense (included in salary and employee benefits on the consolidated statements of income) during 2024 and 2023, respectively, associated with its common stock awards granted to directors and officers. This expense is net of approximately $149,000 and $46,000

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

during the years ended December 31, 2024 and 2023 for shares surrendered to satisfy applicable tax withholding requirements.

As of December 31, 2024, there was approximately $2.5 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately 1.6 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I Capital to Risk-Weighted Assets and of Tier I Capital to Average Assets. Management believes, as of December 31, 2024 and 2023, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2024 and 2023, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier I risk-based and Tier I leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios for December 31, 2024 and 2023 are presented in the table below. (dollars in thousands)

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:

Common Equity Tier 1 (to Risk Weighted Assets)	$103,955	12.96%	$36,095	4.50%	$52,138	6.50%
Total Capital (to Risk Weighted Assets)	113,256	14.12%	64,168	8.00%	80,210	10.00%
Tier I Capital (to Risk Weighted Assets)	103,955	12.96%	48,127	6.00%	64,168	8.00%
Tier I Capital (to Average Assets)	103,955	12.01%	34,623	4.00%	43,279	5.00%

As of December 31, 2023:
Common Equity Tier 1 (to Risk Weighted Assets)	$101,937	12.82%	$35,781	4.50%	$51,684	6.50%
Total Capital (to Risk Weighted Assets)	111,138	13.97%	63,644	8.00%	79,555	10.00%
Tier I Capital (to Risk Weighted Assets)	101,937	12.82%	47,708	6.00%	63,644	8.00%
Tier I Capital (to Average Assets)	101,937	11.66%	34,970	4.00%	43,712	5.00%

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

	For Year Ended December 31, 2024	For Year Ended December 31, 2023
Beginning balance	$662	$416
Loans advanced	70	496
Repayments	(710)	(250)
Ending balance	$22	$662

The aggregate amount of deposits from directors and executive officers and their affiliates amounted to $5.2 million and $3.8 million at December 31, 2024 and 2023, respectively.

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

In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

	December 31, 2024	December 31, 2023
Financial instruments whose contract amounts represent credit risk: (in thousands)
Commitments to extend credit	$91,136	$79,949
Letters of credit	—	376

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

(16) Fair Value Measurements and Disclosures

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. From time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as individually evaluated loans and other real estate owned. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-downs of individual assets. Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered individually evaluated and a specific reserve is established within the allowance for credit losses. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are individually evaluated. Once a loan is identified as individually evaluated, management measures impairment in accordance with GAAP. The fair value of individually evaluated loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those individually evaluated loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with GAAP, individually evaluated loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the individually evaluated loan as nonrecurring Level 2. When an appraised value is used or an appraisal is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the individually evaluated loan as nonrecurring Level 3. For disclosure purposes, the fair value of fixed rate loans which are not considered individually

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

evaluated are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For collectively evaluated variable rate loans, the carrying amount is a reasonable estimate of fair value for disclosure purposes.

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had a fair value of $36.5 million and $48.6 million at December 31, 2024 and 2023, respectively. They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2024 and 2023 (in thousands).

December 31, 2024	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$—	$—
Collateral dependent loans	—	—	2,000	2,000
Total assets at fair value	$—	$—	$2,000	$2,000

December 31, 2023	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$2,850	$2,850
Collateral dependent loans	—	—	1,440	1,440
Total assets at fair value	$—	$—	$4,290	$4,290

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at December 31, 2024 and 2023 are as follows:

		December 31, 2024		December 31, 2023
		Carrying	Estimated	Carrying	Estimated
		Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$41,425	$41,425	$50,026	$50,026
Investment securities available-for-sale	Level 2	36,502	36,502	48,561	48,561
Investment securities held-to-maturity	Level 2	27,299	27,286	34,206	33,835
Other investments	Level 3	6,175	6,175	5,434	5,434
Loans, net	Level 3	705,619	693,346	650,955	635,957
Financial liabilities:
Deposits	Level 2	673,481	672,708	674,443	673,854
FHLB advances and other borrowings	Level 3	58,815	58,944	40,000	39,830

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

(17) Condensed Parent Company Only Financial Information

A condensed summary of Affinity Bancshares, Inc.’s financial information is shown.

Parent Only Condensed Balance Sheets

	December 31, 2024	December 31, 2023
	(in thousands)
Assets
Cash in bank subsidiary	$5,126	$6,739
Investment in subsidiary, at underlying equity	117,220	108,269
Loan receivable - ESOP	4,971	5,134
Other assets	1,983	1,482
Total assets	$129,300	$121,624

Liabilities and Stockholders' Equity
Liabilities:
Other liabilities	$185	$108
Total liabilities	185	108

Stockholders' equity:
Total stockholders' equity	129,115	121,516
Total liabilities and stockholders' equity	$129,300	$121,624

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Parent Only Condensed Statements of Income

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
	(in thousands)
Interest income:
Income on ESOP loan	$167	$172
Total interest income	167	172
Interest expense:
Interest expense on borrowings	—	—
Total interest expense	—	—
Net interest income	167	172
Noninterest expenses:
Other noninterest expense	2,020	540
Loss before income taxes	(1,853)	(368)
Income tax benefit	502	108
Loss before equity in undistributed earnings of Bank	(1,351)	(260)
Equity in undistributed earnings of Bank	6,792	6,708
Net income	$5,441	$6,448

Parent Only Condensed Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
	(in thousands)
Cash flows from operating activities:
Net income	$5,441	$6,448
Adjustments to reconcile net income to net cash used in operating activities
Equity in undistributed earnings of Bank	(6,792)	(6,708)
Other	(593)	(282)
Net cash used in operating activities	(1,944)	(542)
Cash flows from investing activities:
Payments from ESOP loan	331	331
Net cash provided by investing activities	331	331
Cash flows from financing activities:
Stock repurchase	—	(3,283)
Net cash used in financing activities	—	(3,283)
Net change in cash and cash equivalents	(1,613)	(3,494)
Cash and cash equivalents at beginning of period	6,739	10,233
Cash and cash equivalents at end of period	$5,126	$6,739

(18) Subsequent Event

On February 27, 2025, the Company declared the payment of a special cash dividend. The dividend of $1.50 per share will be paid on March 27, 2025 to stockholders of record as of March 13, 2025.

On March 7, 2025, the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 320,480 shares of its common stock, or approximately 5% of the current outstanding shares.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting As of December 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, As of December 31, 2024, the Company’s internal control over financial reporting is effective, based on those criteria.

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

There were no changes made in our internal controls during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in Securities and Exchange Commission regulations.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Securities Authorized for Issuance under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2024 with respect to compensation plans (other than our Employee Stock Ownership Plan) under which Company equity securities are authorized for issuance. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders. Equity compensation plans approved by stockholders consist of the Affinity Bankshares, Inc. 2018 Equity Incentive Plan and Affinity Bancshares, Inc. 2022 Equity Incentive Plan.

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
10.11

Form of Addendum to Non-Qualified Stock Option Award Agreement† (incorporated by reference to Exhibit 10.11 to the annual report on 10-K (File No. 001-39914) filed with the Securities and Exchange Commission on April 1, 2021)

10.12

Form of Addendum to Incentive Stock Option Award Agreement† (incorporated by reference to Exhibit 10.12 to the annual report on 10-K (File No. 001-39914) filed with the Securities and Exchange Commission on April 1, 2021)

10.13

Form of Addendum to Restricted Stock Award Agreement† (incorporated by reference to Exhibit 10.13 to the annual report on 10-K (File No. 001-39914) filed with the Securities and Exchange Commission on April 1, 2021)

10.14

Amendment No. 1 to Community First Bancshares, Inc. 2018 Equity Incentive Plan†  (incorporated by reference to Exhibit 10.14 to the annual report on 10-K (File No. 001-39914) filed with the Securities and Exchange Commission on April 1, 2021)

10.15

Employment Agreement with Clark Nelson (incorporated by reference to Exhibit 10.15 to the annual report on 10-K (File No. 001-39914) filed with the Securities and Exchange Commission on March 18, 2022)

10.16

Employment Agreement with Elizabeth Galazka (incorporated by reference to Exhibit 10.16 to the annual report on 10-K (File No. 001-39914) filed with the Securities and Exchange Commission on March 18, 2022)

10.17

Employment Agreement, dated as of May 24, 2021, by and among Affinity Bancshares, Inc., Affinity Bank and Brandi Pajot (incorporated by reference to Exhibit 10.1 to the current report on 8-K (File No. 001-39914) filed with the Securities and Exchange Commission on August 3, 2022)

10.18

Amendment 1 to Employment Agreement, dated as of August 2, 2022, by and among Affinity Bancshares, Inc., Affinity Bank and Brandi Pajot (incorporated by reference to Exhibit 10.2 to the current report on 8-K (File No. 001-39914) filed with the Securities and Exchange Commission on August 3, 2022)

10.19

Affinity Bancshares, Inc. 2022 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the SEC on April 18, 2022 (File No. 001-39914))

19	Affinity Bancshares, Inc. Policy Regarding Insider Trading

21	Subsidiaries of Registrant

23	Consent of Wipfli LLP (U.S. PCAOB Auditor Firm ID 344)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

AFFINITY BANCSHARES, INC.

Date: March 21, 2025	By:	/s/ Edward J. Cooney
Edward J. Cooney
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edward J. Cooney	Chief Executive Officer	March 21, 2025
Edward J. Cooney	and Director (Principal Executive
Officer)

/s/ Brandi Pajot	Senior Vice President and Chief	March 21, 2025
Brandi Pajot	Financial Officer
(Principal Financial and
Accounting Officer)

/s/ William D. Fortson, Jr.	Chairman of the Board	March 21, 2025
William D. Fortson, Jr.

/s/ Marshall L. Ginn	Director	March 21, 2025
Marshall L. Ginn

/s/ Bob W. Richardson	Director	March 21, 2025
Bob W. Richardson

/s/ Howard G. Roberts	Director	March 21, 2025
Howard G. Roberts

/s/ Mark J. Ross	Director	March 21, 2025
Mark J. Ross

/s/ Edward P. Stone	Director	March 21, 2025
Edward P. Stone

/s/ Robin S. Reich	Director	March 21, 2025
Robin S. Reich