Form 10-K/A
period 2024-12-31
Affinity Bancshares, Inc.
filed 2025-03-27
CIK 1823406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Affinity Bancshares, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on March 21, 2025. The purpose of this Amendment is to file Exhibits 19 and 97, which were inadvertently not included as linked to the references included in the exhibit index from the originally filed Form 10-K.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-K or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-K. Our independent registered public accounting firm is Wipfli LLP, Atlanta, GA, Auditor Firm ID: 344.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules:

The following documents are filed as part of this report:

1. Financial Statements: The consolidated financial statements of the Company were previously submitted with the original filing of this Form 10-K.

2. Financial Statement Schedules: All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits: The documents listed in the Exhibit Index are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

(b) Exhibits. The following is a list of Exhibits to this annual report.

19	Affinity Bancshares, Inc. Policy Regarding Insider Trading

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

97	Policy Relating to Recovery of Erroneously Awarded Compensation

1

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

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFINITY BANCSHARES, INC.

Date: March 27, 2025	By:	/s/ Brandi Pajot
Brandi Pajot
Senior Vice President and Chief Financial Officer

1