Form 10-Q
period 2025-03-31
Affinity Bancshares, Inc.
filed 2025-05-09
CIK 1823406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025, 6,316,088 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

Affinity Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINITY BANCSHARES, INC.

Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Dollars in thousands except per share amounts)
Assets
Cash and due from banks	$6,205	$7,092
Interest-earning deposits in other depository institutions	68,499	34,333
Cash and cash equivalents	74,704	41,425
Investment securities available-for-sale	40,979	36,502
Investment securities held-to-maturity (estimated fair value of $27,505 net of allowance for credit losses of $45 at March 31, 2025 and estimated fair value of $27,286 net of allowance for credit losses of $45 at December 31, 2024)	27,338	27,299
Other investments	6,202	6,175
Loans	720,980	714,115
Allowance for credit loss on loans	(8,457)	(8,496)
Net loans	712,523	705,619
Premises and equipment, net	3,177	3,261
Bank owned life insurance	16,587	16,487
Intangible assets	18,127	18,175
Other assets	12,859	11,874
Total assets	$912,496	$866,817

Liabilities and Stockholders' Equity

Liabilities:
Non-interest-bearing checking	$153,630	$151,395
Interest-bearing checking	84,106	73,841
Money market accounts	164,442	148,752
Savings accounts	81,411	76,053
Certificates of deposit	246,703	223,440
Total deposits	730,292	673,481
Federal Home Loan Bank advances and other borrowings	54,000	58,815
Accrued interest payable and other liabilities	5,925	5,406
Total liabilities	790,217	737,702
Stockholders' equity:
Common stock (par value $0.01 per share, 40,000,000 shares authorized; 6,350,640 issued and outstanding at March 31, 2025 and 6,409,598 issued and outstanding at December 31, 2024)	64	64
Preferred stock (10,000,000 shares authorized, no shares outstanding)	—	—
Additional paid in capital	61,781	62,355
Unearned ESOP shares	(4,088)	(4,378)
Retained earnings	69,600	76,786
Accumulated other comprehensive loss	(5,078)	(5,712)
Total stockholders' equity	122,279	129,115
Total liabilities and stockholders' equity	$912,496	$866,817

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands except per share amounts)
Interest income:
Loans, including fees	$10,648	$9,499
Investment securities	842	1,075
Interest-earning deposits	615	647
Total interest income	12,105	11,221
Interest expense:
Deposits	4,246	4,002
FHLB advances and other borrowings	522	470
Total interest expense	4,768	4,472
Net interest income before provision for credit losses	7,337	6,749
Provision for credit losses	50	—
Net interest income after provision for credit losses	7,287	6,749
Noninterest income:
Service charges on deposit accounts	316	395
Other	165	189
Total noninterest income	481	584
Noninterest expenses:
Salaries and employee benefits	3,359	3,179
Occupancy	605	618
Data processing	543	511
Other	852	1,262
Total noninterest expenses	5,359	5,570
Income before income taxes	2,409	1,763
Income tax expense	578	428
Net income	$1,831	$1,335
Weighted average common shares outstanding
Basic	6,405,702	6,416,628
Diluted	6,547,817	6,524,332
Basic earnings per share	$0.29	$0.21
Diluted earnings per share	$0.28	$0.20

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net income	$1,831	$1,335
Other comprehensive income:
Net unrealized gains on available-for-sale securities, net of taxes of $213, and $5	634	14
Total other comprehensive income	634	14
Total comprehensive income	$2,465	$1,349

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three Months Ended March 31, 2025 and 2024
					Accumulated
		Additional			Other
	Common	Paid In	Unearned	Retained	Comprehensive
	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)

Beginning balance December 31, 2024	$64	$62,355	$(4,378)	$76,786	$(5,712)	$129,115
ESOP loan payment and release of ESOP shares	—	243	290	(216)	—	317
Stock-based compensation expense	—	305	—	—	—	305
Exercise of stock options	—	59	—	—	—	59
Change in unrealized gain on investment securities available-for-sale, net of tax	—	—	—	—	634	634
Common stock repurchase	—	(1,181)	—	—	—	(1,181)
Dividend	—	—	—	(8,801)	—	(8,801)
Net income	—	—	—	1,831	—	1,831
Ending balance March 31, 2025	$64	$61,781	$(4,088)	$69,600	$(5,078)	$122,279

Beginning balance December 31, 2023	$64	$61,026	$(4,587)	$71,345	$(6,332)	$121,516
ESOP loan payment and release of ESOP shares	—	34	52	—	—	86
Stock-based compensation expense	—	349	—	—	—	349
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	14	14
Net income	—	—	—	1,335	—	1,335
Ending balance March 31, 2024	$64	$61,409	$(4,535)	$72,680	$(6,318)	$123,300

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$1,831	$1,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, (accretion) and amortization	193	162
Stock-based compensation expense	305	349
Deferred income tax expense	—	241
Provision for credit losses	50	—
ESOP expense	317	86
Increase in cash surrender value of bank owned life insurance	(100)	(98)
Change in:
Accrued interest receivable and other assets	(1,198)	(525)
Accrued interest payable and other liabilities	519	(333)
Net cash provided by operating activities	1,917	1,217
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(3,915)	—
Purchases of premises and equipment	(145)	(132)
Proceeds from paydowns of investment securities available-for-sale	288	375
Proceeds from paydowns of investment securities held-to-maturity	6	24
Purchases of other investments	(27)	(46)
Net change in loans	(6,917)	(14,906)
Net cash used in investing activities	(10,710)	(14,685)
Cash flows from financing activities:
Net change in deposits	56,811	13,001
Common stock repurchase	(1,181)	—
Dividends paid to shareholders	(8,801)	—
Exercise of stock options	59	—
Proceeds from other borrowings	—	11,837
Repayment of other borrowings	(4,815)	—
Net cash provided by financing activities	42,073	24,838
Net change in cash and cash equivalents	33,280	11,370
Cash and cash equivalents at beginning of period	41,425	50,025
Cash and cash equivalents at end of period	$74,704	$61,395
Supplemental disclosures of cash flow information:
Cash paid for interest	4,746	4,791
Change in unrealized gain on investment securities available-for-sale, net of tax	634	14

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(1) Nature of Operations

Affinity Bancshares, Inc. (the “Company”) is a bank holding company, headquartered in Covington, Georgia. The Company has one operating subsidiary, Affinity Bank, National Association (the “Bank”, and formerly named “Affinity Bank”), a national bank, conducting banking activities primarily in Newton County, Georgia and surrounding counties and in Cobb and Fulton Counties, Georgia and surrounding counties, and originating dental practice loans and indirect automobile loans throughout the Southeastern United States. The Bank offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, mortgage, commercial and consumer loans, including indirect automobile loans, money transfers and a variety of other banking services. The Company was incorporated in 2020 to be the successor corporation to Community First Bancshares, Inc., a federal corporation, upon completion of the second-step mutual-to-stock conversion of Community First Bancshares, MHC, the top tier mutual holding company of Community First Bancshares, Inc, the former mid-tier holding company for the Bank.

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of March 31, 2025 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

Summary of Significant Accounting Policies – The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in the Company’s financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K.

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

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands except per share data)

Net income	$1,831	$1,335
Weighted average common shares outstanding	6,405,702	6,416,628
Effect of dilutive common stock awards	142,115	107,704
Diluted weighted average common shares outstanding	6,547,817	6,524,332
Basic earnings per common share	$0.29	$0.21
Diluted earnings per common share	0.28	0.20

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

There were 110,000 anti-dilutive options for the three months ended March 31, 2025 and 379,500 anti-dilutive options for the three months ended March 31, 2024.

(2) Investment Securities

Investment securities available-for-sale at March 31, 2025 and December 31, 2024 are as follows: (in thousands)

March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,197	$—	$(517)	$4,680
Municipal securities - tax exempt	519	—	(89)	430
Municipal securities - taxable	2,041	—	(334)	1,707
U. S. Government sponsored enterprises	11,837	—	(3,121)	8,716
Government agency mortgage-backed securities	18,688	37	(2,396)	16,329
Corporate securities	9,495	53	(431)	9,117
Total	$47,777	$90	$(6,888)	$40,979
December 31, 2024
U.S. Treasury securities	$5,187	$—	$(620)	$4,567
Municipal securities - tax exempt	520	—	(87)	433
Municipal securities - taxable	2,041	—	(370)	1,671
U. S. Government sponsored enterprises	11,837	—	(3,356)	8,481
Government agency mortgage-backed securities	15,076	—	(2,732)	12,344
Corporate securities	9,486	67	(547)	9,006
Total	$44,147	$67	$(7,712)	$36,502

Investment securities held-to-maturity at March 31, 2025 and December 31, 2024 are as follows: (in thousands)

March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Estimated Allowance for Credit Losses
U.S. Treasury securities	$—	$—	$—	$—	$—
Government agency mortgage-backed securities	711	—	(92)	619	—
Corporate securities	26,672	268	(54)	26,886	(45)
Total	$27,383	$268	$(146)	$27,505	$(45)
December 31, 2024
U.S. Treasury securities	$—	$—	$—	$—	$—
Government agency mortgage-backed securities	715	—	(103)	612	—
Corporate securities	26,629	211	(166)	26,674	(45)
Total	$27,344	$211	$(269)	$27,286	$(45)

Corporate securities account for the majority of the held-to-maturity portfolio as of March 31, 2025. These corporate securities are accounted for as securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Bank monitors the credit quality of these corporate bonds through quarterly credit reviews to determine impairment, if any. At March 31, 2025, these securities are all rated as investment grade and the $45,000 of allowance for credit losses associated with these securities was calculated using a Moody's report on the cumulative default rates of corporate issuers.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Investment securities available-for-sale in an unrealized loss position at March 31, 2025 and December 31, 2024 are as follows: (in thousands)

	Less Than 12 Months		12 Months or More		Total
March 31, 2025	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$4,680	$(517)	$4,680	$(517)
Municipal securities - tax exempt	—	—	430	(89)	430	(89)
Municipal securities - taxable	—	—	1,707	(334)	1,707	(334)
U. S. Government sponsored enterprises	—	—	8,716	(3,121)	8,716	(3,121)
Government agency mortgage-backed securities	—	—	12,377	(2,396)	12,377	(2,396)
Corporate securities	—	—	5,066	(431)	5,066	(431)
Total	$—	$—	$32,976	$(6,888)	$32,976	$(6,888)
December 31, 2024
U.S. Treasury securities	$—	$—	$4,567	$(620)	$4,567	$(620)
Municipal securities - tax exempt	—	—	433	(87)	433	(87)
Municipal securities - taxable	—	—	1,671	(370)	1,671	(370)
U. S. Government sponsored enterprises	—	—	8,481	(3,356)	8,481	(3,356)
Government agency mortgage-backed securities	—	—	12,344	(2,732)	12,344	(2,732)
Corporate securities	—	—	5,446	(547)	5,446	(547)
Total	$—	$—	$32,942	$(7,712)	$32,942	$(7,712)

There were 46 available-for-sale securities in an unrealized loss position for 12 months or greater totaling $6.9 million as of March 31, 2025. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly. Four of the securities are agency bonds and five are U.S. Treasury bonds, so all of these are direct obligations of the U.S. Government. Twenty-four of the securities are mortgage-backed bonds that have the direct or implied backing of the U.S. Government. Three of the bonds are municipal securities and the remaining ten securities are corporate securities that are either trust preferred securities or subordinated debentures where the Bank performs a credit review regularly and such review has raised no concerns.

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises ("GSEs"), and the U.S. Treasury, including notes and mortgage-backed securities, accounted for the majority of the available-for-sale portfolio as of March 31, 2025, and the Bank expects no credit losses on these securities, given the explicit and implicit guarantees provided by the U.S. federal government. The available-for-sale portfolio also includes corporate securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Bank monitors the credit quality of these corporate bonds through quarterly credit reviews to determine impairment, if any. The decline in fair value is attributable to changes in interest rates, and not credit quality, and the Bank does not have the intent to sell the U.S. government and agencies debt securities and the corporate securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider impairments on these securities to be credit related as of March 31, 2025.

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at March 31, 2025, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories. (in thousands)

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$—	$—	$4,954	$4,965
Greater than 1 to 5 years	8,092	7,754	9,432	9,544
Greater than 5 to 10 years	10,663	9,416	12,286	12,377
Greater than 10 years	10,334	7,480	—	—
	29,089	24,650	26,672	26,886
Government agency mortgage-backed securities	18,688	16,329	711	619
Total	$47,777	$40,979	$27,383	$27,505

There were no sales of investment securities available-for-sale during the three months ended March 31, 2025 or 2024.

Available-for-sale securities with a carrying value of approximately $6.1 million and $9.6 million were pledged to secure public deposits at March 31, 2025 and December 31, 2024, respectively.

(3) Loans and Allowance for Credit Losses

Major classifications of loans, by collateral code, at March 31, 2025 and December 31, 2024 are summarized as follows:(in thousands)

	March 31, 2025	December 31, 2024
Commercial (secured by real estate - owner occupied)	$157,550	$156,923
Commercial (secured by real estate - non-owner occupied)	166,606	166,662
Commercial and industrial	149,009	148,150
Construction, land and acquisition & development	71,624	67,622
Residential mortgage 1-4 family	52,327	54,142
Consumer installment	123,864	120,616
Total	720,980	714,115
Less allowance for credit losses	(8,457)	(8,496)
Total loans, net	$712,523	$705,619

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in the Atlanta, Georgia Metropolitan Statistical Area. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market. The Bank also conducts lending within professional markets, with a primary focus on the dental industry in Georgia and adjoining states. The majority of these loans are commercial and industrial credits for practice acquisitions and equipment financing with the remainder being owner-occupied real estate. Accrued interest on loans totaled $2.3 million on March 31, 2025 and $2.3 million on December 31, 2024 and is included in other assets on the consolidated balance sheet.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the balance in the allowance for credit losses as of and for the three months ended March 31, 2025 and 2024 (in thousands)

	Commercial (Secured by Real Estate - Owner Occupied)	Commercial (Secured by Real Estate - Non-Owner Occupied)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for Credit Loss
Allowance for Credit Loss
Beginning balance December 31, 2024	$1,082	$1,115	$1,753	$1,134	$1,227	$1,632	$553	$8,496
Provision	(7)	(148)	22	116	(73)	148	(8)	50
Charge-offs	—	—	—	—	—	(106)	—	(106)
Recoveries	—	—	—	—	—	17	—	17
Ending balance March 31, 2025	$1,075	$967	$1,775	$1,250	$1,154	$1,691	$545	$8,457
Allowance for Credit Loss
Beginning balance, December 31, 2023	$1,397	$1,298	$1,806	$927	$1,038	$1,534	$921	$8,921
Provision	167	(6)	(70)	152	(31)	139	(351)	—
Charge-offs	(160)	—	—	—	(5)	(193)	—	(358)
Recoveries	—	—	—	—	—	32	—	32
Ending balance, March 31, 2024	$1,404	$1,292	$1,736	$1,079	$1,002	$1,512	$570	$8,595

Allowance for credit loss on unfunded commitments for the three months ended March 31, 2025 and 2024 is summarized below:

	For the three Months Ended
	March 31, 2025	March 31, 2024
(in thousands)
Beginning balance	$744	$531
Provision	—	—
Ending Balance	$744	$531

The Bank individually evaluates loans meeting a certain threshold for impairment that are on nonaccrual status or are rated substandard (as described below).

Collateral-Dependent Loans
We classify a loan as collateral-dependent when our borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate. There were no significant changes in the extent to which collateral secures our collateral-dependent loans as of March 31, 2025 and December 31, 2024, respectively, and we had $1.8 million and $2.0 million, respectively, of collateral-dependent loans without an allowance and no collateral-dependent loans with an allowance at March 31, 2025 and December 31, 2024.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of March 31, 2025 and December 31, 2024 by class of loans: (in thousands)

March 31, 2025	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Accruing Loans Past Due	Nonaccrual with Allowance	Nonaccrual without Allowance	Current	Total
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$1,841	$155,709	$157,550
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	145	166,461	166,606
Commercial and industrial	—	—	—	—	—	—	149,009	149,009
Construction, land and acquisition & development	—	—	—	—	—	16	71,608	71,624
Residential mortgage	1,310	—	—	1,310	—	2,217	48,800	52,327
Consumer installment	220	20	—	240	—	225	123,399	123,864
Total	$1,530	$20	$—	$1,550	$—	$4,444	$714,986	$720,980

December 31, 2024	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Accruing Loans Past Due	Nonaccrual with Allowance	Nonaccrual without Allowance	Current	Total
Commercial (secured by real estate - owner occupied)	$370	$320	$—	$690	$—	$1,996	$154,237	$156,923
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	152	166,510	166,662
Commercial and industrial	1	—	—	1	—	—	148,149	148,150
Construction, land and acquisition & development	—	—	—	—	—	17	67,605	67,622
Residential mortgage	1,117	97	—	1,214	—	2,313	50,615	54,142
Consumer installment	526	76	—	602	—	299	119,715	120,616
Total	$2,014	$493	$—	$2,507	$—	$4,777	$706,831	$714,115

During the three months ended March 31, 2025, there was one commercial (secured by real estate - owner occupied) loan modification to a borrower with financial difficulty for $1.8 million that was previously modified in third quarter of 2024. The loan modification provided for a six-month period with reduced fixed payments of $5,000 for the first three months and $7,500 for the second three months. There were no loan modifications to a borrower with financial difficulty during the three months ended March 31, 2024.

No loan modifications made to a borrower with financial difficulty subsequently defaulted during the three months ended March 31, 2025 and 2024.

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of March 31, 2025 and December 31, 2024, and based on the most recent analysis performed, the risk category and year of origination of loans by class of loans is as follows: (in thousands)

March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolvers	Total
Pass
Commercial (secured by real estate - owner occupied)	$3,983	$14,662	$13,765	$24,545	$20,283	$74,238	$3,941	$155,417
Commercial (secured by real estate - non-owner occupied)	2,189	38,733	24,226	38,931	26,995	27,553	7,277	165,904
Commercial and industrial	5,929	26,836	20,795	18,499	24,518	44,432	8,000	149,009
Construction, land and acquisition & development	5,347	50,337	11,720	2,750	983	471	—	71,608
Residential mortgage	1,191	4,379	4,749	5,643	1,919	25,040	6,705	49,626
Consumer installment	17,243	46,193	24,518	25,407	7,991	1,930	188	123,470
Total pass	35,882	181,140	99,773	115,775	82,689	173,664	26,111	715,034
Special Mention
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	292	—	292
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	531	—	531
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	210	—	210
Consumer installment	5	88	—	60	11	5	—	169
Total special mention	5	88	—	60	11	1,038	—	1,202
Substandard
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	1,841	—	1,841
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	171	—	171
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	16	—	16
Residential mortgage	—	—	—	180	181	2,130	—	2,491
Consumer installment	—	—	42	70	102	11	—	225
Total substandard	—	—	42	250	283	4,169	—	4,744

Total	$35,887	$181,228	$99,815	$116,085	$82,983	$178,871	$26,111	$720,980
Current year to date period gross charge-offs
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Consumer installment	—	12	35	44	15	—	—	106
Total current period gross write-offs	$—	$12	$35	$44	$15	$—	$—	$106

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolvers	Total
Pass
Commercial (secured by real estate - owner occupied)	$14,663	$13,787	$24,695	$20,821	$20,742	$55,399	$4,519	$154,626
Commercial (secured by real estate - non-owner occupied)	39,237	24,280	39,334	27,344	4,710	24,269	6,776	165,950
Commercial and industrial	24,559	20,808	18,352	26,309	13,280	33,914	10,928	148,150
Construction, land and acquisition & development	43,503	16,831	5,770	1,026	101	374	—	67,605
Residential mortgage	4,127	6,605	5,970	2,022	1,478	24,811	6,345	51,358
Consumer installment	50,830	27,834	29,226	9,488	2,022	597	101	120,098
Total pass	176,919	110,145	123,347	87,010	42,333	139,364	28,669	707,787
Special Mention
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	301	—	301
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	534	—	534
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	212	—	212
Consumer installment	6	80	76	48	8	—	—	218
Total special mention	6	80	76	48	8	1,047	—	1,265
Substandard
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	1,996	—	1,996
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	178	—	178
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	17	—	—	17
Residential mortgage	—	—	185	185	96	2,106	—	2,572
Consumer installment	—	90	50	153	3	4	—	300
Total substandard	—	90	235	338	116	4,284	—	5,063

Total	$176,925	$110,315	$123,658	$87,396	$42,457	$144,695	$28,669	$714,115
Gross charge-offs
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	164	—	164
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	5	—	—	45	—	50
Consumer installment	6	76	361	79	—	5	—	527
Total current period gross write-offs	$6	$76	$366	$79	$—	$214	$—	$741

(4) Intangible Assets

The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $956,000 at March 31, 2025. The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $908,000 at December 31, 2024. Aggregate amortization expense was $48,000 and $48,000 for the three months ended March 31, 2025 and 2024.

Goodwill acquired through acquisition was $17.2 million at March 31, 2025 and 2024. No impairment loss was recognized during the three months ended March 31, 2025 and 2024.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(5) Deposits

The aggregate amount of certificates of deposit ("CDs") of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, was approximately $34.6 million at March 31, 2025, and $35.2 million at December 31, 2024. Due to the FDIC insurance coverage rules and limits for a depositor's specific group of deposit accounts, it is important to note that not all deposits in excess of $250,000 are uninsured.

Brokered CDs totaled $106.8 million and had a weighted average rate of 4.32% and a weighted average maturity of 21 months at March 31, 2025 and $106.3 million and had a weighted average rate of 4.50% and a weighted average maturity of 19 months at December 31, 2024.

(6) Borrowings

The following Federal Home Loan Bank ("FHLB") advances, which required monthly or quarterly interest payments, were outstanding at March 31, 2025.

Advance Date	Advance	Interest Rate	Maturity	Rate	Call Feature
1/6/2023	$10,000,000	4.22%	1/6/2026	Fixed	N/A
1/6/2023	10,000,000	3.94%	1/6/2028	Fixed	N/A
10/25/2023	10,000,000	3.99%	10/25/2028	Convertible	4/25/2025
7/11/2024	14,000,000	3.50%	7/11/2029	Convertible	4/11/2025
12/13/2024	10,000,000	3.55%	12/13/2029	Convertible	6/13/2025
	$54,000,000

At March 31, 2025 and December 31, 2024, the FHLB advances were collateralized by certain loans which totaled approximately $436.6 million and $434.5 million, and by the Company’s investment in FHLB stock which totaled approximately $3.2 million and $3.2 million at March 31, 2025 and December 31, 2024, respectively.

The Company had one FHLB letter of credit of $13.0 million and $12.5 million, used to collateralize public deposits, outstanding at March 31, 2025 and December 31, 2024.

The Company has Federal Funds unsecured lines of credit totaling $32.5 million. No amount was borrowed under these lines as of March 31, 2025 and December 31, 2024.

The Company also has a line of $60.1 million and $65.1 million with the Federal Reserve Bank secured by $83.5 million and $84.0 million in loans and investment securities as of March 31, 2025 and December 31, 2024, respectively. There was $0 and $4.8 million outstanding under the Federal Reserve's Bank Term Funding Program at March 31, 2025 and December 31, 2024, respectively. The advance was paid in full on maturity date in the first quarter of 2025.

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

In 2017, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. In 2021, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing additional shares of the Company’s common stock. A total of 225,721 shares were purchased with the loan proceeds as part of the Company’s second stock offering. Total ESOP expense for the three months ended March 31, 2025 was approximately $317,000 with $211,000 of the expense related to the special dividend paid in first quarter of 2025. Total ESOP expense for the three months ended March 31, 2024 was approximately $86,000. The balance of the note payable of the ESOP was approximately $4.2 million and $5.0 million at March 31, 2025 and December 31, 2024, respectively. Because the source of the loan payments is contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders’ equity. As of March 31, 2025 and December 31, 2024, 122,000 shares had been released.

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

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2023	640,766	$12.58	7.75	$1,419
Outstanding - March 31, 2024	640,766	12.58	7.51	2,476
Outstanding - December 31, 2024	640,766	12.58	6.75	$5,724
Exercised	11,921	12.98
Forfeited	13,406	14.38
Outstanding March 31, 2025	615,439	12.53	6.49	$3,582
Exercisable - March 31, 2025	361,473	$11.56	5.72	$2,453

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options.

A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value

Outstanding - December 31, 2023	166,591	$13.46
Vested	(3,467)
Outstanding, March 31, 2024	163,124	$13.44
Outstanding, December 31, 2024	107,609	$13.88
Vested *	(3,466)
Outstanding March 31, 2025	104,143	$13.86

* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 274 shares were surrendered during the three months ended March 31, 2025.

The Company recognized approximately $305,000 and $349,000, of stock-based compensation expense during the three months ended March 31, 2025 and 2024 respectively, associated with its common stock awards granted to directors and officers. This expense is net of approximately $5,000 and $0 during the three months ended March 31, 2025 and 2024, respectively for shares surrendered to satisfy applicable tax withholding requirements.

As of March 31, 2025, there was approximately $2.1 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately 1.40 years.

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $41.0 million and $36.5 million at March 31, 2025 and December 31, 2024, respectively. They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2025 and December 31, 2024 (in thousands).

March 31, 2025	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$—	$—
Collateral dependent loans	—	—	1,841	1,841
Total assets at fair value	$—	$—	$1,841	$1,841

December 31, 2024	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$—	$—
Collateral dependent loans	—	—	2,000	2,000
Total assets at fair value	$—	$—	$2,000	$2,000

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at March 31, 2025 and December 31, 2024 are as follows:

		March 31, 2025		December 31, 2024
		Carrying	Estimated	Carrying	Estimated
		Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$74,704	$74,704	$41,425	$41,425
Investment securities available-for-sale	Level 2	40,979	40,979	36,502	36,502
Investment securities held-to-maturity	Level 2	27,338	27,505	27,299	27,286
Other investments	Level 3	6,202	6,202	6,175	6,175
Loans, net	Level 3	712,523	705,320	705,619	693,346
Financial liabilities:
Deposits	Level 3	730,292	730,322	673,481	672,708
FHLB advances and other borrowings	Level 3	54,000	53,851	58,815	58,944

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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
•
the potential effects of new or increased tariffs and trade restrictions;
•
changes in the value of our goodwill or other intangible assets;
•
risks related to the COVID-19 pandemic or any other public health emergency;
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

Summary of Significant Accounting Policies

A summary of our accounting policies is described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total assets increased $45.7 million, or 5.3%, to $912.5 million at March 31, 2025 from $866.8 million at December 31, 2024, due primarily to an increase in loans and cash.

Gross loans increased $6.9 million, or 1.0%, to $721.0 million at March 31, 2025 from $714.1 million at December 31, 2024. Construction loans increased $4.0 million, or 5.9%, to $71.6 million at March 31, 2025 from $67.6 million at December 31, 2024. Commercial and industrial loans increased $859,000, or 0.6%, owner-occupied commercial real estate loans increased $627,000 or 0.4%, and consumer installment loans increased $3.2 million or 2.7%. We experienced a decrease in residential mortgage loans of $1.8 million or 3.4%.

Total deposits increased $56.8 million, or 8.4%, to $730.3 million at March 31, 2025 from $673.5 million at December 31, 2024, reflecting increases in all deposit types. Demand deposits increased $12.5 million, or 5.5%, and money market accounts increased $15.7 million or, 10.6% as a result of our business customers' cyclical demands at year-end. Our certificates of deposit include brokered deposits at March 31, 2025, totaling $106.8 million, which had an average life of 21 months and an average interest rate of 4.32%. The loan-to-deposit ratio at March 31, 2025 was 98.7%, as compared to 97.8% at December 31, 2024.

We had $54.0 million of FHLB advances at March 31, 2025, and $54.0 million of FHLB advances and $4.8 million in other borrowings at December 31, 2024.

Stockholders’ equity decreased by $6.8 million, or 5.3% to $122.3 million at March 31, 2025 compared to $129.1 million at December 31, 2024, primarily due to a special dividend payment in the first quarter of $1.50 per share totaling $8.8 million, as well as $1.2 million in common stock repurchased, offset by net income of $1.8 million during the first quarter of 2025, ESOP related and stock compensation expense of $622,000 and a change in unrealized gain on investment securities available-for-sale, net of tax, of $634,000

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

	For the Three Months Ended March 31,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$713,878	$10,648	6.05%	$664,660	$9,499	5.75%
Investment securities held-to-maturity	27,313	421	6.25%	34,213	528	6.21%
Investment securities available-for-sale	38,188	324	3.44%	48,169	463	3.87%
Interest-earning deposits and federal funds	59,305	615	4.21%	50,083	647	5.20%
Other investments	6,185	97	6.36%	5,447	84	6.20%
Total interest-earning assets	844,869	12,105	5.81%	802,572	11,221	5.62%
Non-interest-earning assets	48,093			52,145
Total assets	$892,962			$854,717

Interest-bearing liabilities:
Interest-bearing checking accounts	$81,598	$84	0.42%	$88,057	$103	0.47%
Money market accounts	156,548	1,163	3.01%	140,600	1,086	3.11%
Savings accounts	79,222	555	2.84%	74,412	528	2.85%
Certificates of deposit	238,904	2,444	4.15%	219,806	2,285	4.18%
Total interest-bearing deposits	556,272	4,246	3.10%	522,875	4,002	3.08%
FHLB advances and other borrowings	54,856	522	3.86%	52,615	470	3.59%
Total interest-bearing liabilities	611,128	4,768	3.16%	575,490	4,472	3.13%
Non-interest-bearing liabilities	151,121			156,697
Total liabilities	762,249			732,187
Total stockholders' equity	130,713			122,530
Total liabilities and stockholders' equity	$892,962			$854,717
Net interest rate spread			2.65%			2.49%
Net interest income		$7,337			$6,749
Net interest margin			3.52%			3.38%

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

	Three Months Ended March 31, 2025 vs. 2024
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,101	$48	$1,149
Investment securities held-to-maturity	(131)	24	(107)
Investment securities available-for-sale	(137)	(2)	(139)
Interest-earning deposits and federal funds	1,074	(1,106)	(32)
Other investments	13	—	13
Total interest-earning assets	1,920	(1,036)	884

Interest-bearing liabilities:
Interest-bearing checking accounts	(19)	—	(19)
Market rate checking accounts	367	(290)	77
Savings accounts	47	(20)	27
Certificates of deposit	305	(146)	159
Total interest-bearing deposits	700	(456)	244
FHLB advances and other borrowings	49	3	52
Total interest-bearing liabilities	749	(453)	296

Change in net interest income	$1,171	$(583)	$588

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

General. Net income was $1.8 million for the three months ended March 31, 2025, compared to $1.3 million for the three months ended March 31, 2024. The increase was caused by an increase in net interest income offset by a decrease in noninterest income.

Interest Income. Interest income increased $884,000, or 7.9%, to $12.1 million for the three months ended March 31, 2025 from $11.2 million for the three months ended March 31, 2024. The increase was primarily due to an increase in income from loans. Interest income on loans increased $1.1 million, or 12.1%, to $10.6 million for the three months ended March 31, 2025 from $9.5 million for the three months ended March 31, 2024. The average yield on loans increased 30 basis points to 6.05% for the current quarter, as compared to 5.75% for the prior year period, due to the loan originations in the quarter of approximately $36.5 million with a weighted average rate of 7.32%. In addition, our average balance of loans increased by $49.2 million, or 7.4%, to $713.9 million for the three months ended March 31, 2025 from $664.7 million for the three months ended March 31, 2024. The average balance of loans increased due to steady loan demand.

Interest income on interest-earning deposits and federal funds decreased $32,000 to $615,000 for the three months ended March 31, 2025 from $647,000 for the three months ended March 31, 2024. The average balance of interest-earning deposits and federal funds increased $9.2 million to $59.3 million for the three months ended March 31, 2025 compared to $50.1 million for the three months ended March 31, 2024. The yields we received on these funds decreased to 4.21% from 5.20% due to the continued changes in the interest rate environment.

Interest Expense. Interest expense increased $296,000 to $4.8 million for the three months ended March 31, 2025, compared to $4.5 million for the three months ended March 31, 2024, due to increases in the average balances of interest-bearing liabilities as well as the rates paid.

Interest expense on deposits increased $244,000 to $4.2 million for the three months ended March 31, 2025 from $4.0 million for the three months ended March 31, 2024. The largest increase was in interest expense on certificates of deposits, which increased $159,000 to $2.4 million for the three months ended March 31, 2025. The average rate we paid on certificates of deposits decreased three basis points to 4.15% for the three months ended March 31, 2025 from 4.18% for the three months ended March 31, 2024, due to the continued changes in the interest rate environment, while the average balance increased by $19.1 million to $238.9 million for the three months ended March 31, 2025 from $219.8 million for the three months ended March 31, 2024.

Interest expense on borrowings increased $52,000 to $522,000 for the three months ended March 31, 2025 from $470,000 for the three months ended March 31, 2024, due to an increase in average borrowings of $2.2 million.

Net Interest Income. Net interest income before provision of credit losses increased $588,000, or 8.7%, to $7.3 million for the three months ended March 31, 2025 compared to $6.7 million for the three months ended March 31, 2024. Our net interest rate spread increased to 2.65% for the three months ended March 31, 2025 from 2.49% for the three months ended March 31, 2024, and our net interest margin increased to 3.52% for the three months ended March 31, 2025 from 3.38% for the three months ended March 31, 2024, as the yields we earned on our interest-earning assets increased faster than the rates we paid on interest-bearing liabilities.

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

After an evaluation of these factors, we recorded a provision for credit losses of $50,000 for the three months ended March 31, 2025, and no provision for the three months ended March 31, 2024. Our allowance for credit losses was $8.5 million at March 31, 2025, and December 31, 2024 and $8.6 million at March 31, 2024. The allowance for credit losses to total loans was 1.17% at March 31, 2025 compared to 1.19% at December 31, 2024. The allowance for credit losses to non-performing loans was 190.3% at March 31, 2025 compared to 177.8% at December 31, 2024. Net loan charge-offs were $89,000 for the three months ended March 31, 2025, compared to net loan charge-offs of $326,000 for the three months ended March 31, 2024.

To the best of our knowledge, we have recorded all credit losses that are both probable and reasonable to estimate at March 31, 2025. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income decreased $103,000, or 17.6%, to $481,000 for the three months ended March 31, 2025 from $584,000 for the three months ended March 31, 2024 due to a decline in merchant services volume.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,359	$3,179	180	5.7%
Occupancy	605	618	(13)	(2.1)%
Data processing	543	511	32	6.3%
Other	852	1,262	(410)	(32.5)%
Total non-interest expenses	$5,359	$5,570	$(211)	(3.8)%

Salaries and employee benefits expense increased due to additional stock compensation from ESOP compensation expense related to the special dividend. Other fees decreased due to a decrease in professional fees.

Income Tax Expense. We recorded income tax expense of $578,000 for the three months ended March 31, 2025 compared to $428,000 for the three months ended March 31, 2024. The effective tax rate was 24.0% and 24.3% for the respective periods.

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

The table below sets forth, as of March 31, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$33,116	(3.03)%
+200	33,727	(1.24)%
Level	34,152	—
-200	32,996	(3.38)%
-400	30,915	(9.48)%

(1) Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 1.24% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 3.38% decrease in net interest income. At March 31, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 0.68% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 3.95% decrease in net interest income.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At March 31, 2025, we had a $216.7 million line of credit with the Federal Home Loan Bank of Atlanta, with advances of $54.0 million outstanding and a $13.0 million letter of credit outstanding, and we had a $5.0 million unsecured federal funds line of credit, a $7.5 million unsecured federal funds line of credit, and a $20.0 million unsecured federal funds line of credit. We also had a line of $60.1 million with the Federal Reserve Bank secured by $83.5 million in loans.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.9 million for the three months ended March 31, 2025, compared to $1.2 million for the three months ended March 31, 2024. Net cash used in investing activities was $10.7 million for the three months ended March 31, 2025, compared to $14.7 million for the three months ended March 31, 2024. Net cash used in investing activities typically consists primarily of disbursements for loan originations and any purchases of investment securities. Net cash provided by financing activities, which consists primarily of activity in deposit accounts and proceeds/repayments of borrowings and dividends, was $42.1 million for the three months ended March 31, 2025 which reflected increases in deposits accounts of $56.8, partially offset by dividend payment of $8.8 million, repaying $4.8 million in borrowings, and repurchasing stock of $1.2 million, compared to net cash provided by financing activities of $24.8 million for the three months ended March 31, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2025, we exceeded all of our regulatory capital requirements and the Bank was categorized as “well capitalized.” Management is not aware of any conditions or events since the most recent notification that would change our category. The Bank’s actual capital amounts and ratios for March 31, 2025 and December 31, 2024 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025:

Common Equity Tier 1 (to Risk Weighted Assets)	$93,110	11.47%	$36,530	4.50%	$52,765	6.50%
Total Capital (to Risk Weighted Assets)	102,371	12.61%	64,946	8.00%	81,182	10.00%
Tier I Capital (to Risk Weighted Assets)	93,110	11.47%	48,706	6.00%	64,946	8.00%
Tier I Capital (to Average Assets)	93,110	10.57%	35,236	4.00%	44,044	5.00%

As of December 31, 2024:
Common Equity Tier 1 (to Risk Weighted Assets)	$103,955	12.96%	$36,095	4.50%	$52,138	6.50%
Total Capital (to Risk Weighted Assets)	113,256	14.12%	64,168	8.00%	80,210	10.00%
Tier I Capital (to Risk Weighted Assets)	103,955	12.96%	48,127	6.00%	64,168	8.00%
Tier I Capital (to Average Assets)	103,955	12.01%	34,623	4.00%	43,279	5.00%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2025, we had outstanding commitments to originate loans of $88.9 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from March 31, 2025 totaled $146.8 million.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

At March 31, 2025, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in Securities and Exchange Commission regulations.

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

101.0

The following materials for the quarter ended March 31, 2025, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Changes in Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY BANCSHARES, INC.

Date:	May 9, 2025	/s/ Edward J. Cooney
Edward J. Cooney
President and Chief Executive Officer

Date:	May 9, 2025	/s/ Brandi Pajot
Brandi Pajot
Senior Vice President and Chief Financial Officer