Form 10-Q
period 2025-06-30
Affinity Bancshares, Inc.
filed 2025-08-12
CIK 1823406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, 6,292,422 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

Affinity Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINITY BANCSHARES, INC.

Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Dollars in thousands except per share amounts)
Assets
Cash and due from banks	$5,876	$7,092
Interest-earning deposits in other depository institutions	83,790	34,333
Cash and cash equivalents	89,666	41,425
Investment securities available-for-sale	40,739	36,502
Investment securities held-to-maturity (estimated fair value of $24,724 net of allowance for credit losses of $37 at June 30, 2025 and estimated fair value of $27,286 net of allowance for credit losses of $45 at December 31, 2024)	24,366	27,299
Other investments	6,243	6,175
Loans	731,135	714,115
Allowance for credit loss on loans	(8,542)	(8,496)
Net loans	722,593	705,619
Premises and equipment, net	3,075	3,261
Bank owned life insurance	16,690	16,487
Intangible assets	18,080	18,175
Other assets	12,347	11,874
Total assets	$933,799	$866,817

Liabilities and Stockholders' Equity

Liabilities:
Non-interest-bearing checking	$151,882	$151,395
Interest-bearing checking	83,713	73,841
Money market accounts	167,859	148,752
Savings accounts	89,084	76,053
Certificates of deposit	256,800	223,440
Total deposits	749,338	673,481
Federal Home Loan Bank advances and other borrowings	54,000	58,815
Accrued interest payable and other liabilities	6,361	5,406
Total liabilities	809,699	737,702
Stockholders' equity:
Common stock (par value $0.01 per share, 40,000,000 shares authorized; 6,295,339 issued and outstanding at June 30, 2025 and 6,409,598 issued and outstanding at December 31, 2024)	63	64
Preferred stock (10,000,000 shares authorized, no shares outstanding)	—	—
Additional paid in capital	61,197	62,355
Unearned ESOP shares	(3,915)	(4,378)
Retained earnings	71,756	76,786
Accumulated other comprehensive loss	(5,001)	(5,712)
Total stockholders' equity	124,100	129,115
Total liabilities and stockholders' equity	$933,799	$866,817

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands except per share amounts)
Interest income:
Loans, including fees	$11,195	$10,479	$21,843	$19,978
Investment securities	858	1,095	1,700	2,169
Interest-earning deposits	770	648	1,385	1,296
Total interest income	12,823	12,222	24,928	23,443
Interest expense:
Deposits	4,525	4,099	8,771	8,100
FHLB advances and other borrowings	520	555	1,042	1,025
Total interest expense	5,045	4,654	9,813	9,125
Net interest income before provision for credit losses	7,778	7,568	15,115	14,318
Provision for credit losses	17	213	67	213
Net interest income after provision for credit losses	7,761	7,355	15,048	14,105
Noninterest income:
Service charges on deposit accounts	337	391	653	786
Net gain on sale of other real estate owned	—	135	—	135
Other	203	180	368	369
Total noninterest income	540	706	1,021	1,290
Noninterest expenses:
Salaries and employee benefits	3,260	3,417	6,619	6,596
Occupancy	595	615	1,200	1,233
Data processing	550	508	1,093	1,019
Other	1,062	2,179	1,914	3,442
Total noninterest expenses	5,467	6,719	10,826	12,290
Income before income taxes	2,834	1,342	5,243	3,105
Income tax expense	682	311	1,260	739
Net income	$2,152	$1,031	$3,983	$2,366
Weighted average common shares outstanding
Basic	6,312,589	6,416,628	6,358,888	6,416,628
Diluted	6,457,397	6,544,450	6,504,838	6,534,751
Basic earnings per share	$0.34	$0.16	$0.63	$0.37
Diluted earnings per share	$0.33	$0.16	$0.61	$0.36

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
		(In thousands)
Net income	$2,152	$1,031	$3,983	$2,366
Other comprehensive income:
Net unrealized gains on available-for-sale securities, net of taxes of $26, $109, $239 and $114	77	317	711	331
Total other comprehensive income	77	317	711	331
Total comprehensive income	$2,229	$1,348	$4,694	$2,697

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three Months Ended June 30, 2025 and 2024
					Accumulated
		Additional			Other
	Common	Paid In	Unearned	Retained	Comprehensive
	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)

Beginning balance March 31, 2025	$64	$61,781	$(4,088)	$69,600	$(5,078)	$122,279
ESOP loan payment and release of ESOP shares	—	142	173	—	—	315
Stock-based compensation expense	—	240	—	4	—	244
Change in unrealized gain on investment securities available-for-sale, net of tax	—	—	—	—	77	77
Common stock repurchase	(1)	(966)	—	—	—	(967)
Net income	—	—	—	2,152	—	2,152
Ending balance June 30, 2025	$63	$61,197	$(3,915)	$71,756	$(5,001)	$124,100

Beginning balance March 31, 2024	$64	$61,409	$(4,535)	$72,680	$(6,318)	$123,300
ESOP loan payment and release of ESOP shares	—	43	53	—	—	96
Stock-based compensation expense	—	321	—	—	—	321
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	317	317
Net income	—	—	—	1,031	—	1,031
Ending balance June 30, 2024	$64	$61,773	$(4,482)	$73,711	$(6,001)	$125,065

	Six Months Ended June 30, 2025 and 2024
					Accumulated
		Additional			Other
	Common	Paid In	Unearned	Retained	Comprehensive
	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)

Beginning balance December 31, 2024	$64	$62,355	$(4,378)	$76,786	$(5,712)	$129,115
ESOP loan payment and release of ESOP shares	—	385	463	(216)	—	632
Stock-based compensation expense	—	545	—	4	—	549
Exercise of stock options	—	59	—	—	—	59
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	711	711
Common stock repurchase	(1)	(2,147)	—	—	—	(2,148)
Dividend	—	—	—	(8,801)	—	(8,801)
Net income	—	—	—	3,983	—	3,983
Ending balance June 30, 2025	$63	$61,197	$(3,915)	$71,756	$(5,001)	$124,100

Beginning balance December 31, 2023	$64	$61,026	$(4,587)	$71,345	$(6,332)	$121,516
ESOP loan payment and release of ESOP shares	—	77	105	—	—	182
Stock-based compensation expense	—	670	—	—	—	670
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	331	331
Net income	—	—	—	2,366	—	2,366
Ending balance June 30, 2024	$64	$61,773	$(4,482)	$73,711	$(6,001)	$125,065

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$3,983	$2,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, (accretion) and amortization	373	342
Stock-based compensation expense	549	670
Deferred income tax expense	—	241
Provision for credit losses	67	213
ESOP expense	632	182
Net gain on sale of other real estate owned	—	(135)
Increase in cash surrender value of bank owned life insurance	(203)	(197)
Change in:
Accrued interest receivable and other assets	(714)	(1,302)
Accrued interest payable and other liabilities	1,005	(544)
Net cash provided by operating activities	5,692	1,836
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(3,915)	—
Purchases of premises and equipment	(260)	(262)
Proceeds from paydowns of investment securities available-for-sale	646	1,801
Proceeds from paydowns of investment securities held-to-maturity	3,033	54
Purchases of other investments	(68)	(57)
Net change in loans	(17,039)	(33,091)
Proceeds from sales of other real estate owned	—	2,985
Net cash used in investing activities	(17,603)	(28,570)
Cash flows from financing activities:
Net change in deposits	75,857	15,269
Common stock repurchase	(2,148)	—
Proceeds from FHLB advances	10,000	10,000
Repayment of FHLB advances	(10,000)	(10,000)
Dividends paid to shareholders	(8,801)	—
Exercise of stock options	59	—
Proceeds from other borrowings	—	11,837
Repayment of other borrowings	(4,815)	—
Net cash provided by financing activities	60,152	27,106
Net change in cash and cash equivalents	48,241	372
Cash and cash equivalents at beginning of period	41,425	50,025
Cash and cash equivalents at end of period	$89,666	$50,397
Supplemental disclosures of cash flow information:
Cash paid for interest	9,611	9,158
Cash paid for income taxes	46	1,166
Change in unrealized gain on investment securities available-for-sale, net of tax	711	331

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

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of June 30, 2025 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands except per share data)

Net income	$2,152	$1,031	$3,983	$2,366
Weighted average common shares outstanding	6,312,589	6,416,628	6,358,888	6,416,628
Effect of dilutive common stock awards	144,808	127,822	145,950	118,123
Diluted weighted average common shares outstanding	6,457,397	6,544,450	6,504,838	6,534,751
Basic earnings per common share	$0.34	$0.16	$0.63	$0.37
Diluted earnings per common share	0.33	$0.16	0.61	0.36

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

There were 117,000 anti-dilutive options for the three and six months ended June 30, 2025 and 339,500 anti-dilutive options for the three and six months ended June 30, 2024.

(2) Investment Securities

Investment securities available-for-sale at June 30, 2025 and December 31, 2024 are as follows: (in thousands)

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,207	$—	$(446)	$4,761
Municipal securities - tax exempt	517	—	(102)	415
Municipal securities - taxable	2,040	—	(305)	1,735
U. S. Government sponsored enterprises	11,837	—	(3,171)	8,666
Government agency mortgage-backed securities	18,330	33	(2,359)	16,004
Corporate securities	9,503	53	(398)	9,158
Total	$47,434	$86	$(6,781)	$40,739
December 31, 2024
U.S. Treasury securities	$5,187	$—	$(620)	$4,567
Municipal securities - tax exempt	520	—	(87)	433
Municipal securities - taxable	2,041	—	(370)	1,671
U. S. Government sponsored enterprises	11,837	—	(3,356)	8,481
Government agency mortgage-backed securities	15,076	—	(2,732)	12,344
Corporate securities	9,486	67	(547)	9,006
Total	$44,147	$67	$(7,712)	$36,502

Investment securities held-to-maturity at June 30, 2025 and December 31, 2024 are as follows: (in thousands)

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Estimated Allowance for Credit Losses
Government agency mortgage-backed securities	691	—	(87)	604	—
Corporate securities	23,712	419	(11)	24,120	(37)
Total	$24,403	$419	$(98)	$24,724	$(37)
December 31, 2024
Government agency mortgage-backed securities	715	—	(103)	612	—
Corporate securities	26,629	211	(166)	26,674	(45)
Total	$27,344	$211	$(269)	$27,286	$(45)

Corporate securities account for the majority of the held-to-maturity portfolio as of June 30, 2025. These corporate securities are accounted for as securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Bank monitors the credit quality of these corporate securities through quarterly credit reviews to determine impairment, if any. At June 30, 2025, these securities are all rated as investment grade and the $37,000 of allowance for credit losses associated with these securities was calculated using a Moody's report on the cumulative default rates of the corporate issuers. During the three and six months ended June 30, 2025, $8,000 provision reversal was recorded and no provision was recorded for the three and six months ended June 30, 2024.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Investment securities available-for-sale in an unrealized loss position at June 30, 2025 and December 31, 2024 are as follows: (in thousands)

	Less Than 12 Months		12 Months or More		Total
June 30, 2025	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$4,761	$(446)	$4,761	$(446)
Municipal securities - tax exempt	—	—	415	(102)	415	(102)
Municipal securities - taxable	—	—	1,735	(305)	1,735	(305)
U. S. Government sponsored enterprises	—	—	8,666	(3,171)	8,666	(3,171)
Government agency mortgage-backed securities	2,360	(37)	12,137	(2,322)	14,497	(2,359)
Corporate securities	—	—	5,101	(398)	5,101	(398)
Total	$2,360	$(37)	$32,815	$(6,744)	$35,175	$(6,781)
December 31, 2024
U.S. Treasury securities	$—	$—	$4,567	$(620)	$4,567	$(620)
Municipal securities - tax exempt	—	—	433	(87)	433	(87)
Municipal securities - taxable	—	—	1,671	(370)	1,671	(370)
U. S. Government sponsored enterprises	—	—	8,481	(3,356)	8,481	(3,356)
Government agency mortgage-backed securities	—	—	12,344	(2,732)	12,344	(2,732)
Corporate securities	—	—	5,446	(547)	5,446	(547)
Total	$—	$—	$32,942	$(7,712)	$32,942	$(7,712)

There was one security in an unrealized loss position for less than 12 months of $37,000. There were 46 available-for-sale securities in an unrealized loss position for 12 months or greater totaling $6.7 million as of June 30, 2025. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly. Four of the securities are agency bonds and five are U.S. Treasury bonds, so all of these are direct obligations of the U.S. Government. Twenty-five of the securities are mortgage-backed bonds that have the direct or implied backing of the U.S. Government. Three of the bonds are municipal securities and the remaining ten securities are corporate securities that are either trust preferred securities or subordinated debentures where the Bank performs a credit review regularly and such review has raised no concerns.

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises ("GSEs"), and the U.S. Treasury, including notes and mortgage-backed securities, accounted for the majority of the available-for-sale portfolio as of June 30, 2025, and the Bank expects no credit losses on these securities, given the explicit and implicit guarantees provided by the U.S. federal government. The available-for-sale portfolio also includes corporate securities, which are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Bank monitors the credit quality of these corporate bonds through quarterly credit reviews to determine impairment, if any. The decline in fair value is attributable to changes in interest rates, and not credit quality, and the Bank does not have the intent to sell the U.S. government and agencies debt securities and the corporate securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider impairments on these securities to be credit related as of June 30, 2025.

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at June 30, 2025, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories. (in thousands)

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$—	$—	$1,954	$1,954
Greater than 1 to 5 years	9,210	8,812	11,670	11,844
Greater than 5 to 10 years	9,562	8,531	10,088	10,322
Greater than 10 years	10,332	7,392	—	—
	29,104	24,735	23,712	24,120
Government agency mortgage-backed securities	18,330	16,004	691	604
Total	$47,434	$40,739	$24,403	$24,724

There were no sales of investment securities available-for-sale during the three and six months ended June 30, 2025 and 2024.

Available-for-sale securities with a carrying value of approximately $6.0 million and $9.6 million were pledged to secure public deposits at June 30, 2025 and December 31, 2024, respectively.

(3) Loans and Allowance for Credit Losses

Major classifications of loans, by collateral code, at June 30, 2025 and December 31, 2024 are summarized as follows: (in thousands)

	June 30, 2025	December 31, 2024
Commercial (secured by real estate - owner occupied)	$163,696	$156,923
Commercial (secured by real estate - non-owner occupied)	165,169	166,662
Commercial and industrial	148,302	148,150
Construction, land and acquisition & development	73,538	67,622
Residential mortgage 1-4 family	50,651	54,142
Consumer installment	129,779	120,616
Total	731,135	714,115
Less allowance for credit losses	(8,542)	(8,496)
Total loans, net	$722,593	$705,619

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in the Atlanta, Georgia Metropolitan Statistical Area. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market. The Bank also conducts lending within professional markets, with a primary focus on the dental industry in Georgia and adjoining states. The majority of these loans are commercial and industrial credits for practice acquisitions and equipment financing with the remainder being owner-occupied real estate. Accrued interest on loans totaled $2.2 million on June 30, 2025 and $2.3 million on December 31, 2024 and is included in other assets on the consolidated balance sheet.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the balance in the allowance for credit losses as of and for the three and six months ended June 30, 2025 and 2024 (in thousands)

	Commercial (Secured by Real Estate - Owner Occupied)	Commercial (Secured by Real Estate - Non-Owner Occupied)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for Credit Loss
Beginning balance March 31, 2025	$1,076	$967	$1,775	$1,251	$1,154	$1,691	$544	$8,458
Provision	60	148	30	184	7	127	(481)	75
Charge-offs	—	—	—	—	—	(38)	—	(38)
Recoveries	—	—	—	—	27	20	—	47
Ending balance June 30, 2025	$1,136	$1,115	$1,805	$1,435	$1,188	$1,800	$63	$8,542
Allowance for Credit Loss
Beginning balance, December 31, 2024	$1,082	$1,115	$1,753	$1,134	$1,227	$1,632	$553	$8,496
Provision	54	—	52	301	(66)	274	(490)	125
Charge-offs	—	—	—	—	—	(144)	—	(144)
Recoveries	—	—	—	—	27	38	—	65
Ending balance, June 30, 2025	$1,136	$1,115	$1,805	$1,435	$1,188	$1,800	$63	$8,542
Allowance for Credit Loss
Beginning balance, March 31, 2024	$1,404	$1,292	$1,736	$1,079	$1,002	$1,512	$570	$8,595
Provision	(95)	31	(29)	97	149	123	(276)	—
Charge-offs	—	(4)	—	—	(45)	(105)	—	(154)
Recoveries	—	—	—	—	—	20	—	20
Ending balance, June 30, 2024	$1,309	$1,319	$1,707	$1,176	$1,106	$1,550	$294	$8,461
Allowance for Credit Loss
Beginning balance, December 31, 2023	$1,397	$1,298	$1,806	$927	$1,038	$1,534	$921	$8,921
Provision	(88)	185	(99)	249	118	262	(627)	—
Charge-offs	—	(164)	—	—	(50)	(298)	—	(512)
Recoveries	—	—	—	—	—	52	—	52
Ending balance, June 30, 2024	$1,309	$1,319	$1,707	$1,176	$1,106	$1,550	$294	$8,461

Allowance for credit loss on unfunded commitments for the three and six months ended June 30, 2025 and 2024 is summarized below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
(in thousands)
Beginning balance	$744	$531	$744	$531
Provision	(50)	213	(50)	213
Ending Balance	$694	$744	$694	$744

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

There were no significant changes in the extent to which collateral secures our collateral-dependent loans as of June 30, 2025 and December 31, 2024, respectively, and we had $1.8 million and $2.0 million, respectively, of collateral-dependent loans without an allowance and no collateral-dependent loans with an allowance at June 30, 2025 and December 31, 2024.

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of June 30, 2025 and December 31, 2024 by class of loans: (in thousands)

June 30, 2025	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Accruing Loans Past Due	Nonaccrual with Allowance	Nonaccrual without Allowance	Current	Total
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$1,831	$161,865	$163,696
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	139	165,030	165,169
Commercial and industrial	—	—	—	—	—	—	148,302	148,302
Construction, land and acquisition & development	—	—	—	—	—	15	73,523	73,538
Residential mortgage	126	—	—	126	—	2,221	48,304	50,651
Consumer installment	90	—	—	90	—	359	129,330	129,779
Total	$216	$—	$—	$216	$—	$4,565	$726,354	$731,135

December 31, 2024	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Accruing Loans Past Due	Nonaccrual with Allowance	Nonaccrual without Allowance	Current	Total
Commercial (secured by real estate - owner occupied)	$370	$320	$—	$690	$—	$1,996	$154,237	$156,923
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	152	166,510	166,662
Commercial and industrial	1	—	—	1	—	—	148,149	148,150
Construction, land and acquisition & development	—	—	—	—	—	17	67,605	67,622
Residential mortgage	1,117	97	—	1,214	—	2,313	50,615	54,142
Consumer installment	526	76	—	602	—	299	119,715	120,616
Total	$2,014	$493	$—	$2,507	$—	$4,777	$706,831	$714,115

During the six months ended June 30, 2025, there was one commercial (secured by real estate - owner occupied) loan modification to a borrower with financial difficulty for $1.8 million that was previously modified in third quarter of 2024. The loan modification provided for a six-month period with reduced fixed payments of $5,000 for the first three months and $7,500 for the second three months. There were no loan modifications to a borrower with financial difficulty during the three months ended June 30, 2025 and the three and six months ended June 30, 2024.

No loan modifications made to a borrower with financial difficulty subsequently defaulted during the three and six months ended June 30, 2025 and 2024.

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information and current

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of June 30, 2025 and December 31, 2024, and based on the most recent analysis performed, the risk category and year of origination of loans by class of loans is as follows: (in thousands)

June 30, 2025	2025	2024	2023	2022	2021		Prior	Revolvers	Total
Pass
Commercial (secured by real estate - owner occupied)	$10,942	$16,371	$13,167	$24,500	$20,002		$72,189	$4,410	$161,581
Commercial (secured by real estate - non-owner occupied)	6,269	37,991	24,193	35,917	26,554		26,301	7,277	164,502
Commercial and industrial	9,572	27,143	20,266	18,669	23,611		40,002	9,039	148,302
Construction, land and acquisition & development	13,429	46,433	9,308	2,721	962		460	210	73,523
Residential mortgage	1,534	3,879	4,879	5,607	1,980		23,424	6,695	47,998
Consumer installment	36,030	41,505	21,382	22,360	6,584		1,375	84	129,320
Total pass	77,776	173,322	93,195	109,774	79,693		163,751	27,715	725,226
Special Mention
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	—	284	—	284
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—		528	—	528
Commercial and industrial	—	—	—	—	—		—	—	—
Construction, land and acquisition & development	—	—	—	—	—		—	—	—
Residential mortgage	—	—	—	—	—		386	—	386
Consumer installment	—	9	22	64	—		4	—	99
Total special mention	—	9	22	64	—		1,202	—	1,297
Substandard
Commercial (secured by real estate - owner occupied)	—	—	—	—	—		1,831	—	1,831
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—		139	—	139
Commercial and industrial	—	—	—	—	—		—	—	—
Construction, land and acquisition & development	—	—	—	—	—		15	—	15
Residential mortgage	—	—	—	175	93		1,999	—	2,267
Consumer installment	—	—	39	219	98		4	—	360
Total substandard	—	—	39	394	191		3,988	—	4,612

Total	$77,776	$173,331	$93,256	$110,232	$79,884		$168,941	$27,715	$731,135
Current year to date period gross charge-offs
Commercial (secured by real estate - owner occupied)	—	—	—	—	—		—	—	—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—		—	—	—
Commercial and industrial	—	—	—	—	—		—	—	—
Construction, land and acquisition & development	—	—	—	—	—		—	—	—
Residential mortgage	—	—	—	—	—		—	—	—
Consumer installment	—	28	39	56	21		—	—	144
Total current period gross write-offs	$—	$28	$39	$56	$21		$—	$—	$144

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolvers	Total
Pass
Commercial (secured by real estate - owner occupied)	$14,663	$13,787	$24,695	$20,821	$20,742	$55,399	$4,519	$154,626
Commercial (secured by real estate - non-owner occupied)	39,237	24,280	39,334	27,344	4,710	24,269	6,776	165,950
Commercial and industrial	24,559	20,808	18,352	26,309	13,280	33,914	10,928	148,150
Construction, land and acquisition & development	43,503	16,831	5,770	1,026	101	374	—	67,605
Residential mortgage	4,127	6,605	5,970	2,022	1,478	24,811	6,345	51,358
Consumer installment	50,830	27,834	29,226	9,488	2,022	597	101	120,098
Total pass	176,919	110,145	123,347	87,010	42,333	139,364	28,669	707,787
Special Mention
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	301	—	301
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	534	—	534
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	212	—	212
Consumer installment	6	80	76	48	8	—	—	218
Total special mention	6	80	76	48	8	1,047	—	1,265
Substandard
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	1,996	—	1,996
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	178	—	178
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	17	—	—	17
Residential mortgage	—	—	185	185	96	2,106	—	2,572
Consumer installment	—	90	50	153	3	4	—	300
Total substandard	—	90	235	338	116	4,284	—	5,063

Total	$176,925	$110,315	$123,658	$87,396	$42,457	$144,695	$28,669	$714,115
Gross charge-offs
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	164	—	164
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	5	—	—	45	—	50
Consumer installment	6	76	360	79	—	6	—	527
Total current period gross write-offs	$6	$76	$365	$79	$—	$215	$—	$741

(4) Intangible Assets

The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $1.1 million at June 30, 2025. The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $956,000 at December 31, 2024. Aggregate amortization expense was $48,000 and $95,000 for the three and six months ended June 30, 2025 and 2024.

Goodwill acquired through acquisition was $17.2 million at June 30, 2025 and 2024. No impairment loss was recognized during the six months ended June 30, 2025 and 2024.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(5) Deposits

The aggregate amount of certificates of deposit ("CDs") of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, was approximately $37.5 million at June 30, 2025, and $35.2 million at December 31, 2024. Due to the FDIC insurance coverage rules and limits for a depositor's specific group of deposit accounts, it is important to note that not all deposits in excess of $250,000 are uninsured.

Brokered CDs totaled $106.8 million and had a weighted average rate of 4.32% and a weighted average maturity of 18 months at June 30, 2025 and $106.3 million and had a weighted average rate of 4.50% and a weighted average maturity of 19 months at December 31, 2024.

(6) Borrowings

The following Federal Home Loan Bank ("FHLB") advances, which required monthly or quarterly interest payments, were outstanding at June 30, 2025.

Advance Date	Advance	Interest Rate	Maturity	Rate	Call Feature
1/6/2023	$10,000,000	4.22%	1/6/2026	Fixed	N/A
1/6/2023	10,000,000	3.94%	1/6/2028	Fixed	N/A
10/25/2023	10,000,000	3.99%	10/25/2028	Convertible	7/25/2025
7/11/2024	14,000,000	3.50%	7/11/2029	Convertible	7/11/2025
6/13/2025	10,000,000	3.48%	6/13/2029	Convertible	9/15/2025
	$54,000,000

At June 30, 2025 and December 31, 2024, the FHLB advances were collateralized by certain loans which totaled approximately $444.1 million and $434.5 million, and by the Company’s investment in FHLB stock which totaled approximately $3.2 million and $3.2 million at June 30, 2025 and December 31, 2024, respectively.

The Company had one FHLB letter of credit of $13.0 million and $12.5 million, used to collateralize public deposits, outstanding at June 30, 2025 and December 31, 2024.

The Company has Federal Funds unsecured lines of credit totaling $32.5 million. No amount was borrowed under these lines as of June 30, 2025 and December 31, 2024.

The Company also has a line of $59.1 million and $65.1 million with the Federal Reserve Bank secured by $83.0 million and $84.0 million in loans and investment securities as of June 30, 2025 and December 31, 2024, respectively. There was $0 and $4.8 million outstanding under the Federal Reserve's Bank Term Funding Program at June 30, 2025 and December 31, 2024, respectively. The advance was paid in full on maturity date in the first quarter of 2025.

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

In 2017, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. In 2021, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing additional shares of the Company’s common stock. A total of 225,721 shares were purchased with the loan proceeds as part of the Company’s second stock offering. Total ESOP expense for the three months ended June 30, 2025 was approximately $315,000 with $211,000 of the expense related to the special dividend paid in first quarter of 2025. Total ESOP expense for the six months ended June 30, 2025 was approximately $632,000 with $422,000 of the expense related to the special dividend paid in first quarter of 2025. Total ESOP expense for the three and six months ended June 30, 2024 was approximately $96,000 and $182,000. The balance of the note payable of the ESOP was approximately $4.2 million and $5.0 million at June 30, 2025 and December 31, 2024, respectively. Because the source of the loan payments is contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders’ equity. As of June 30, 2025 and December 31, 2024, 122,000 shares had been released.

(8) Stock-Based Compensation

In 2018, shareholders approved the Company’s 2018 Equity Incentive Plan, which authorizes the issuance of up to 133,987 shares of common stock pursuant to restricted stock grants and up to 334,970 shares of common stock pursuant to the exercise of options.

In 2022, shareholders approved the Company’s 2022 Equity Incentive Plan, which authorizes the issuance of up to 148,060 shares of common stock pursuant to restricted stock grants and up to 370,150 shares of common stock pursuant to the exercise of options.

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards.

As of June 30,
2025

Dividend yield	0%
Expected volatility	28.16%
Risk-free interest rate	4.28%
Expected average life	7.50
Weighted average per share fair value	$7.73

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2024	640,766	$12.58	6.75	$5,724
Exercised	11,921	12.98
Forfeited	13,406	14.38
Outstanding March 31, 2025	615,439	12.53	6.49	$3,582
Exercisable - March 31, 2025	361,473	$11.56	5.72	$2,453
Granted	7,000	18.53
Outstanding June 30, 2025	622,439	12.60	6.28	$3,513
Exercisable - June 30, 2025	401,568	$11.44	5.49	$2,729

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options.

A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value

Outstanding - December 31, 2023	166,591	$13.46
Vested	(3,467)
Outstanding - March 31, 2024	163,124	13.44
Vested	(27,174)
Outstanding - June 30, 2024	135,950	14.06
Outstanding, December 31, 2024	107,609	$13.88
Vested *	(3,466)
Outstanding March 31, 2025	104,143	$13.86
Vested *	(18,824)
Outstanding June 30, 2025	85,319	$14.72

* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 1,593 and 1,867 shares were surrendered during the three and six months ended June 30, 2025.

The Company recognized approximately $244,000, $321,000, $549,000 and $670,000, of stock-based compensation expense during the three months ended June 30, 2025 and 2024 and six months ended June 30, 2025 and 2024 respectively, associated with its common stock awards granted to directors and officers. This expense is net of approximately $29,000 and $0 during the three months ended June 30, 2025 and 2024, respectively, for shares surrendered to satisfy applicable tax withholding requirements. This expense is net of approximately $34,000 and $0 during the six months ended June 30, 2025 and 2024 respectively for shares surrendered to satisfy applicable tax withholding requirements.

As of June 30, 2025, there was approximately $1.9 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately 1.26 years.

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $40.7 million and $36.5 million at June 30, 2025 and December 31, 2024, respectively. They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2025 and December 31, 2024 (in thousands).

June 30, 2025	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$—	$—
Collateral dependent loans	—	—	1,831	1,831
Total assets at fair value	$—	$—	$1,831	$1,831

December 31, 2024	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$—	$—
Collateral dependent loans	—	—	2,000	2,000
Total assets at fair value	$—	$—	$2,000	$2,000

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at June 30, 2025 and December 31, 2024 are as follows:

		June 30, 2025		December 31, 2024
		Carrying	Estimated	Carrying	Estimated
		Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$89,666	$89,666	$41,425	$41,425
Investment securities available-for-sale	Level 2	40,739	40,739	36,502	36,502
Investment securities held-to-maturity	Level 2	24,366	24,724	27,299	27,286
Other investments	Level 3	6,243	6,243	6,175	6,175
Loans, net	Level 3	722,593	719,419	705,619	693,346
Financial liabilities:
Deposits	Level 3	749,338	749,900	673,481	672,708
FHLB advances and other borrowings	Level 3	54,000	53,689	58,815	58,944

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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
•
changes in tax laws and the effects of tariffs and retaliatory responses;
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

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total assets increased $67.0 million, or 7.8%, to $933.8 million at June 30, 2025 from $866.8 million at December 31, 2024, due primarily to increases in loans and cash and cash equivalents.

Gross loans increased $17.0 million, or 2.4%, to $731.1 million at June 30, 2025 from $714.1 million at December 31, 2024. Construction loans increased $5.9 million, or 8.7%, to $73.5 million at June 30, 2025 from $67.6 million at December 31, 2024. Owner-occupied commercial real estate loans increased $6.8 million or 4.3%, and consumer installment loans increased $9.2 million or 7.6%. We experienced decreases in residential mortgage loans of $3.5 million or 6.4%, and in nonowner-occupied commercial real estate of $1.5 million or 0.9%.

Total deposits increased $75.9 million, or 11.3%, to $749.3 million at June 30, 2025 from $673.5 million at December 31, 2024, reflecting increases in all deposit types. Demand deposits increased $10.4 million, or 4.6%, and money market and savings accounts increased $32.1 million, or 14.3%, as a result of our business customers' cyclical demands at year-end. Our certificates of deposit include brokered deposits at June 30, 2025, totaling $106.8 million, which had an average life of 18 months and an average interest rate of 4.32%. The loan-to-deposit ratio at June 30, 2025 was 97.6%, as compared to 106.0% at December 31, 2024.

We had $54.0 million of FHLB advances at June 30, 2025, and $54.0 million of FHLB advances and $4.8 million in other borrowings at December 31, 2024.

Stockholders’ equity decreased by $5.0 million, or 3.9%, to $124.1 million at June 30, 2025 compared to $129.1 million at December 31, 2024, primarily due to a special dividend payment in the first quarter of $1.50 per share totaling $8.8 million, as well as $2.1 million in common stock repurchased, offset by net income of $4.0 million during the six months of 2025, ESOP related and stock compensation expense of $1.2 million and a change in unrealized gain on investment securities available-for-sale, net of tax, of $711,000.

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

	For the Three Months Ended June 30,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$727,975	$11,195	6.17%	$681,903	$10,479	6.18%
Investment securities held-to-maturity	26,854	411	6.14%	34,237	529	6.21%
Investment securities available-for-sale	40,727	355	3.50%	47,581	479	4.05%
Interest-earning deposits and federal funds	72,414	770	4.27%	50,973	648	5.11%
Other investments	6,227	92	5.93%	5,487	87	6.38%
Total interest-earning assets	874,197	12,823	5.88%	820,181	12,222	5.99%
Non-interest-earning assets	47,636			51,122
Total assets	$921,833			$871,303

Interest-bearing liabilities:
Interest-bearing checking accounts	$83,869	$99	0.47%	$89,110	$115	0.52%
Money market accounts	166,401	1,258	3.03%	145,886	1,173	3.23%
Savings accounts	83,494	592	2.84%	73,775	526	2.87%
Certificates of deposit	256,024	2,576	4.04%	218,824	2,285	4.20%
Total interest-bearing deposits	589,788	4,525	3.08%	527,595	4,099	3.12%
FHLB advances and other borrowings	54,000	520	3.86%	63,674	555	3.51%
Total interest-bearing liabilities	643,788	5,045	3.14%	591,269	4,654	3.17%
Non-interest-bearing liabilities	154,844			155,659
Total liabilities	798,632			746,928
Total stockholders' equity	123,201			124,375
Total liabilities and stockholders' equity	$921,833			$871,303
Net interest rate spread			2.74%			2.82%
Net interest income		$7,778			$7,568
Net interest margin			3.57%			3.71%

	For the Six Months Ended June 30,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$720,966	$21,843	6.11%	$673,282	$19,978	5.97%
Investment securities held-to-maturity	27,082	832	6.20%	34,225	1,056	6.20%
Investment securities available-for-sale	39,465	679	3.47%	47,875	942	3.96%
Interest-earning deposits and federal funds	65,896	1,385	4.24%	50,527	1,296	5.16%
Other investments	6,206	189	6.14%	5,467	171	6.29%
Total interest-earning assets	859,615	24,928	5.85%	811,376	23,443	5.81%
Non-interest-earning assets	47,862			51,633
Total assets	$907,477			$863,009

Interest-bearing liabilities:
Interest-bearing checking accounts	$82,740	$182	0.44%	$88,584	$217	0.49%
Money market accounts	161,502	2,421	3.02%	143,243	2,258	3.17%
Savings accounts	81,370	1,147	2.84%	74,093	1,054	2.86%
Certificates of deposit	247,512	5,021	4.09%	219,315	4,571	4.19%
Total interest-bearing deposits	573,124	8,771	3.09%	525,235	8,100	3.10%
FHLB advances and other borrowings	54,426	1,042	3.86%	58,145	1,025	3.55%
Total interest-bearing liabilities	627,550	9,813	3.15%	583,380	9,125	3.15%
Non-interest-bearing liabilities	152,991			156,177
Total liabilities	780,541			739,557
Total stockholders' equity	126,936			123,452
Total liabilities and stockholders' equity	$907,477			$863,009
Net interest rate spread			2.70%			2.66%
Net interest income		$15,115			$14,318
Net interest margin			3.55%			3.55%

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

	Three Months Ended June 30, 2025 vs. 2024			Six Months Ended June 30, 2025 vs. 2024
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$896	$(180)	$716	$1,826	$39	$1,865
Investment securities held-to-maturity	(118)	—	(118)	(224)	—	(224)
Investment securities available-for-sale	(120)	(4)	(124)	(257)	(6)	(263)
Interest-earning deposits and federal funds	1,313	(1,191)	122	1,252	(1,163)	89
Other investments	49	(44)	5	36	(18)	18
Total interest-earning assets	2,020	(1,419)	601	2,633	(1,148)	1,485

Interest-bearing liabilities:
Interest-bearing checking accounts	(16)	—	(16)	(35)	—	(35)
Market rate checking accounts	744	(659)	85	630	(467)	163
Savings accounts	105	(39)	66	122	(29)	93
Certificates of deposit	1,119	(828)	291	940	(490)	450
Total interest-bearing deposits	1,952	(1,526)	426	1,657	(986)	671
FHLB advances and other borrowings	(412)	377	(35)	(312)	329	17
Total interest-bearing liabilities	1,540	(1,149)	391	1,345	(657)	688

Change in net interest income	$480	$(270)	$210	$1,288	$(491)	$797

Comparison of Operating Results for the Three Months Ended June 30, 2025 and 2024

General. Net income was $2.2 million for the three months ended June 30, 2025, compared to $1.0 million for the three months ended June 30, 2024. The increase was caused by an increase in net interest income and a decrease in noninterest expenses offset by a decrease in noninterest income.

Interest Income. Interest income increased $601,000, or 4.9%, to $12.8 million for the three months ended June 30, 2025 from $12.2 million for the three months ended June 30, 2024. The increase was primarily due to an increase in income from loans, paritally offset by a decrease in income from investment securities. Interest income on loans increased $716,000, or 6.8%, to $11.2 million for the three months ended June 30, 2025 from $10.5 million for the three months ended June 30, 2024. Our average balance of loans increased by $46.1 million, or 6.8%, to $728.0 million for the three months ended June 30, 2025 from $681.9 million for the three months ended June 30, 2024. The average balance of loans increased due to steady loan demand.

Interest income on interest-earning deposits and federal funds increased $122,000 to $770,000 for the three months ended June 30, 2025 from $648,000 for the three months ended June 30, 2024. The yields we received on these funds decreased to 4.27% from 5.11% due to the continued changes in the interest rate environment. The average balance of interest-earning deposits and federal funds increased $21.4 million to $72.4 million for the three months ended June 30, 2025 compared to $51.0 million for the three months ended June 30, 2024.

Interest income on available-for-sale and held-to-maturity securities decreased $242,000 to $766,000 for the three months ended June 30, 2025 from $1.0 million for the three months ended June 30, 2024. The average balance of securities was $67.8 million for the three months ended June 30, 2025 compared to $81.8 million for the six months ended June 30, 2024

Interest Expense. Interest expense increased $391,000 to $5.0 million for the three months ended June 30, 2025, compared to $4.7 million for the three months ended June 30, 2024, primarily due to increases in the average balances of interest-bearing liabilities.

Interest expense on deposits increased $426,000 to $4.5 million for the three months ended June 30, 2025 from $4.1 million for the three months ended June 30, 2024. The largest increase was in interest expense on certificates of deposits, which increased $291,000 to $2.6 million for the three months ended June 30, 2025. The average rate we paid on certificates of deposits decreased 16 basis points to 4.04% for the three months ended June 30, 2025 from 4.20% for the three months ended June 30, 2024, due to the continued changes in the interest rate environment, while the average balance increased by $37.2 million to $256.0 million for the three months ended June 30, 2025 from $218.8 million for the three months ended June 30, 2024.

Interest expense on borrowings decreased $35,000 to $520,000 for the three months ended June 30, 2025 from $555,000 for the three months ended June 30, 2024, due to a decrease in average borrowings of $9.7 million.

Net Interest Income. Net interest income before provision for credit losses increased $210,000, or 2.8%, to $7.8 million for the three months ended June 30, 2025 compared to $7.6 million for the three months ended June 30, 2024. Our net interest rate spread decreased to 2.74% for the three months ended June 30, 2025 from 2.82% for the three months ended June 30, 2024, and our net interest margin decreased to 3.57% for the three months ended June 30, 2025 from 3.71% for the three months ended June 30, 2024, as the yields we earned on our interest-earning assets decreased. Yield on interest bearing assets decreased 11 basis points, outpacing decrease in rate paid on interest bearing liabilities by three basis points.

Provision for Credit Losses. The provision for credit losses consists of provisions for credit losses for loans and unfunded loan commitments, as well as held-to-maturity securities.

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

After an evaluation of these factors, we recorded a provision for credit losses of $17,000 for the three months ended June 30, 2025, and a $213,000 provision for the three months ended June 30, 2024. For the three months ended June 30, 2025, we recorded $75,000 in provision for credit losses for loans, a provision reversal for credit losses for unfunded commitments of $50,000, and a provision reversal for credit losses for held to maturity securities of $8,000 for three months ended June 30, 2025. Our allowance for credit losses was $8.5 million at June 30, 2025, December 31, 2024 and June 30, 2024. The allowance for credit losses to total loans was 1.17% at June 30, 2025 compared to 1.19% at December 31, 2024. The allowance for credit losses to non-performing loans was 190.3% at June 30, 2025 compared to 177.9% at December 31, 2024. Net loan recovery was $9,000 for the three months ended June 30, 2025, compared to net loan charge-offs of $134,000 for the three months ended June 30, 2024.

To the best of our knowledge, we have recorded all credit losses that are both probable and reasonable to estimate at June 30, 2025. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest Income. Noninterest income decreased $166,000, or 23.5%, to $540,000 for the three months ended June 30, 2025 from $706,000 for the three months ended June 30, 2024 due to a decline in merchant services volume and gain on sale of other real estate that was recorded in prior year.

Noninterest Expenses. Non-interest expenses information is as follows.

	Three Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,260	$3,417	(157)	(4.6)%
Occupancy	595	615	(20)	(3.3)%
Data processing	550	508	42	8.3%
Other	1,062	2,179	(1,117)	(51.3)%
Total non-interest expenses	$5,467	$6,719	$(1,252)	(18.6)%

Other fees decreased by $1.1 million to $1.1 million for the three months ended June 30, 2025, due to a decrease in professional fees. The decrease in professional fees was attributable to costs in the prior year related to a prospective merger transaction that was ultimately not completed.

Income Tax Expense. We recorded income tax expense of $682,000 for the three months ended June 30, 2025 compared to $311,000 for the three months ended June 30, 2024. The effective tax rate was 24.1% and 23.2% for the respective periods.

Comparison of Operating Results for the Six Months Ended June 30, 2025 and 2024

General. Net income was $4.0 million for the six months ended June 30, 2025 compared to $2.4 million for the six months ended June 30, 2024. The increase was caused by an increase in net interest income and a decrease in noninterest expenses that were partially offset by a decrease in noninterest income.

Interest Income. Interest income increased $1.5 million, or 6.3%, to $24.9 million for the six months ended June 30, 2025 from $23.4 million for the six months ended June 30, 2024. The increase was due to increases in income from loans and interest-earning deposits partially offset by a decrease in income from investment securities. Interest income on loans increased $1.9 million, or 9.3%, to $21.8 million for the six months ended June 30, 2025 from $20.0 million for the six months ended June 30, 2024. Our average balance of loans increased by $47.7 million, or 7.1%, to $721.0 million for the six months ended June 30, 2025 from $673.3 million for the six months ended June 30, 2024. The average balance of loans increased due to steady loan demand. The average yield on loans increased 14 basis points to 6.11% for the current period, as compared to 5.97% for the prior year period, due to the loans being originated or repricing at higher yields during the current period.

Interest income on interest-earning deposits and federal funds increased $89,000 to $1.4 million for the six months ended June 30, 2025 from $1.3 million for the six months ended June 30, 2024. The average balance of interest-earning deposits and federal funds increased $15.4 million to $65.9 million for the six months ended June 30, 2025 compared to $50.5 million for the six months ended June 30, 2024, as we held excess cash to increase liquidity. The yields we received on these funds decreased to 4.24% from 5.16% due to the continued changes in the interest rate environment.

Interest income on available-for-sale and held-to-maturity securities increased $469,000 to $1.7 million for the six months ended June 30, 2025 from $2.0 million for the six months ended June 30, 2024. The average balance of securities was $66.5 million for the six months ended June 30, 2025 compared to $82.1 million for the six months ended June 30, 2024.

Interest Expense. Interest expense increased $688,000 to $9.8 million for the six months ended June 30, 2025, compared to $9.1 million for the six months ended June 30, 2024.

We recognized increases in most categories of interest expense. The largest increase was in interest expense on certificates of deposit, which increased $450,000 to $5.0 million for the six months ended June 30, 2025. The average rate we paid on certificates of deposit decreased 10 basis points to 4.09% for the six months ended June 30, 2025 from 4.19% for the six months ended June 30, 2024, due to the continued changes in the interest rate environment. In addition, the average balance of certificates of deposit increased $28.2 million to $247.5 million for the six months ended June 30, 2025 from $219.3 million for the six months ended June 30, 2024, as customers increased deposits in higher-yielding accounts due to the current interest rate environment. We also experienced an increase in interest expense on money market accounts of $163,000 to $2.4 million for the six months ended June 30, 2025 primarily due to increases in average balance of $18.3 million to $161.5 million.

Net Interest Income. Net interest income increased $797,000, or 5.6%, to $15.1 million for the six months ended June 30, 2025 compared to $14.3 million for the six months ended June 30, 2024. Our net interest rate spread increased to 2.70% for the six months ended June 30, 2025 from 2.66% for the six months ended June 30, 2024, and our net interest margin stayed at 3.55% for six months ended June 30, 2025 and six months ended June 30, 2024.

Provision for Credit Losses. The provisions for credit losses consists of provisions for credit losses for loans and unfunded loan commitments, as well as held-to-maturity securities.

After an evaluation of the factors described above, we recorded provisions for credit losses of $67,000 and $213,000 for the six months ended June 30, 2025 and 2024, respectively.For the six months ended June 30, 2025, we recorded $125,000 in provision for credit losses for loans, a provision reversal for credit losses for unfunded commitments of $50,000 and a provision reversal for credit losses for held to maturity securities of $8,000. Our allowance for credit losses was $8.5 million at June 30, 2025, December 31, 2024 and June 30, 2024. The allowance for credit losses to total loans was 1.17% at June 30, 2025 compared to 1.19% at December 31, 2024 and 1.22% at June 30, 2024. Net charge-offs were $79,000 for the six months ended June 30, 2025, compared to net charge-offs of $460,000 for the six months ended June 30, 2024.

Noninterest Income. Noninterest income decreased $269,000 to $1.0 million for the six months ended June 30, 2025 compared to $1.3 million for the six months ended June 30, 2024, due to a decline in merchant services volume and gain on sale of other real estate that was recorded in prior year.

.

Noninterest Expenses Noninterest expenses information is as follows.

	Six Months Ended June 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$6,619	$6,596	$23	0.3%
Occupancy	1,200	1,233	(33)	(2.7)%
Data processing	1,093	1,019	74	7.3%
Other	1,914	3,442	(1,528)	(44.4)%
Total non-interest expenses	$10,826	$12,290	$(1,464)	(11.9)%

Other fees decreased by $1.5 million to $1.9 million for the six months ended June 30, 2025. The decrease was mainly related to a decrease in professional fees was attributable to costs in the prior year related to a prospective merger transaction that was ultimately not completed.

Income Tax Expense. We recorded income tax expense of $1.3 million with effective tax rate of 24.0% for the six months ended June 30, 2025 compared to $739,000 with effective tax rate of 23.8% for the six months ended June 30, 2024.

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

The table below sets forth, as of June 30, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$32,754	(3.45)%
+200	33,428	(1.46)%
Level	33,924	—
-200	32,797	(3.32)%
-400	31,187	(8.07)%

(1) Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 1.46% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 3.32% decrease in net interest income. At June 30, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 1.59% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 3.33% decrease in net interest income.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At June 30, 2025, we had a $216.7 million line of credit with the Federal Home Loan Bank of Atlanta, with advances of $54.0 million outstanding and a $13.0 million letter of credit outstanding, and we had a $5.0 million unsecured federal funds line of credit, a $7.5 million unsecured federal funds line of credit, and a $20.0 million unsecured federal funds line of credit. We also had a line of $59.1 million with the Federal Reserve Bank secured by $83.0 million in loans.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $5.7 million for the six months ended June 30, 2025, compared to $1.8 million for the six months ended June 30, 2024. Net cash used in investing activities was $17.6 million for the six months ended June 30, 2025, compared to $28.6 million for the six months ended June 30, 2024. Net cash used in investing activities typically consists primarily of disbursements for loan originations and any purchases of investment securities. Net cash provided by financing activities, which consists primarily of activity in deposit accounts and proceeds/repayments of borrowings and dividends, was $60.2 million for the six months ended June 30, 2025, which reflected increases in deposits accounts of $75.9 million, partially offset by dividend payments of $8.8 million, repaying $4.8 million in borrowings, and stock repurchases of $2.1 million, compared to net cash provided by financing activities of $27.1 million for the six months ended June 30, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2025, we exceeded all of our regulatory capital requirements and the Bank was categorized as “well capitalized.” Management is not aware of any conditions or events since the most recent notification that would change our category. The Bank’s actual capital amounts and ratios for June 30, 2025 and December 31, 2024 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2025:

Common Equity Tier 1 (to Risk Weighted Assets)	$95,961	11.66%	$37,035	4.50%	$53,495	6.50%
Total Capital (to Risk Weighted Assets)	105,257	12.79%	65,837	8.00%	82,296	10.00%
Tier I Capital (to Risk Weighted Assets)	95,961	11.66%	49,380	6.00%	65,837	8.00%
Tier I Capital (to Average Assets)	95,961	10.55%	36,383	4.00%	45,479	5.00%

As of December 31, 2024:
Common Equity Tier 1 (to Risk Weighted Assets)	$103,955	12.96%	$36,095	4.50%	$52,138	6.50%
Total Capital (to Risk Weighted Assets)	113,256	14.12%	64,168	8.00%	80,210	10.00%
Tier I Capital (to Risk Weighted Assets)	103,955	12.96%	48,127	6.00%	64,168	8.00%
Tier I Capital (to Average Assets)	103,955	12.01%	34,623	4.00%	43,279	5.00%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2025, we had outstanding commitments to originate loans of $83.3 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from June 30, 2025 totaled $149.3 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

At June 30, 2025, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information in connection with repurchases of shares of the Company's common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)

April 1, 2025 through April 30, 2025	32,959	17.77	32,959	221,706
May 1, 2025 through May 31, 2025	5,017	18.22	5,017	216,689
June 1, 2025 through June 30, 2025	15,732	18.24	15,732	200,957
	53,708	$17.95	53,708	200,957

The Company's Board of Directors approved a stock repurchase program on March 7, 2025, which authorized the repurchase of up to 320,480 shares of the Company's common stock (approximately 5.0% of the then-outstanding shares). As of June 30, 2025, the Company had repurchased 119,523 shares pursuant to the plan. There is no expiration date for the stock repurchase plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in Securities and Exchange Commission regulations.

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

101.0

The following materials for the quarter ended June 30, 2025, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Changes in Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY BANCSHARES, INC.

Date:	August 12, 2025	/s/ Edward J. Cooney
Edward J. Cooney
President and Chief Executive Officer

Date:	August 12, 2025	/s/ Brandi Pajot
Brandi Pajot
Senior Vice President and Chief Financial Officer