Form 10-Q
period 2025-09-30
Affinity Bancshares, Inc.
filed 2025-11-10
CIK 1823406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, 6,167,602 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

Affinity Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINITY BANCSHARES, INC.

Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Dollars in thousands except per share amounts)
Assets
Cash and due from banks	$6,092	$7,092
Interest-earning deposits in other depository institutions	78,753	34,333
Cash and cash equivalents	84,845	41,425
Investment securities available-for-sale	44,668	36,502
Investment securities held-to-maturity (estimated fair value of $19,692 net of allowance for credit losses of $29 at September 30, 2025 and estimated fair value of $27,286 net of allowance for credit losses of $45 at December 31, 2024)	19,225	27,299
Other investments	6,254	6,175
Loans	729,539	714,115
Allowance for credit loss on loans	(8,562)	(8,496)
Net loans	720,977	705,619
Premises and equipment, net	2,955	3,261
Bank owned life insurance	16,795	16,487
Intangible assets	18,032	18,175
Other assets	11,470	11,874
Total assets	$925,221	$866,817

Liabilities and Stockholders' Equity

Liabilities:
Non-interest-bearing checking	$150,613	$151,395
Interest-bearing checking	86,824	73,841
Money market accounts	176,477	148,752
Savings accounts	93,938	76,053
Certificates of deposit	231,524	223,440
Total deposits	739,376	673,481
Federal Home Loan Bank advances and other borrowings	54,000	58,815
Accrued interest payable and other liabilities	6,440	5,406
Total liabilities	799,816	737,702
Stockholders' equity:
Common stock (par value $0.01 per share, 40,000,000 shares authorized; 6,193,686 issued and outstanding at September 30, 2025 and 6,409,598 issued and outstanding at December 31, 2024)	62	64
Preferred stock (10,000,000 shares authorized, no shares outstanding)	—	—
Additional paid in capital	59,584	62,355
Unearned ESOP shares	(3,742)	(4,378)
Retained earnings	73,976	76,786
Accumulated other comprehensive loss	(4,475)	(5,712)
Total stockholders' equity	125,405	129,115
Total liabilities and stockholders' equity	$925,221	$866,817

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands except per share amounts)
Interest income:
Loans, including fees	$11,219	$10,596	$33,062	$30,575
Investment securities	833	1,038	2,533	3,207
Interest-earning deposits	868	668	2,253	1,964
Total interest income	12,920	12,302	37,848	35,746
Interest expense:
Deposits	4,625	4,187	13,396	12,287
FHLB advances and other borrowings	525	701	1,567	1,727
Total interest expense	5,150	4,888	14,963	14,014
Net interest income before provision for credit losses	7,770	7,414	22,885	21,732
Provision for credit losses	12	—	79	213
Net interest income after provision for credit losses	7,758	7,414	22,806	21,519
Noninterest income:
Service charges on deposit accounts	367	364	1,020	1,150
Net gain on sale of other real estate owned	—	—	—	135
Other	221	202	589	570
Total noninterest income	588	566	1,609	1,855
Noninterest expenses:
Salaries and employee benefits	3,196	3,257	9,815	9,853
Occupancy	581	600	1,781	1,833
Data processing	531	520	1,624	1,538
Other	1,121	1,327	3,034	4,769
Total noninterest expenses	5,429	5,704	16,254	17,993
Income before income taxes	2,917	2,276	8,161	5,381
Income tax expense	700	546	1,960	1,285
Net income	$2,217	$1,730	$6,201	$4,096
Weighted average common shares outstanding
Basic	6,256,780	6,412,511	6,324,478	6,415,246
Diluted	6,427,697	6,611,468	6,481,644	6,555,096
Basic earnings per share	$0.35	$0.27	$0.98	$0.64
Diluted earnings per share	$0.34	$0.26	$0.96	$0.62

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$2,217	$1,730	$6,201	$4,096
Other comprehensive income:
Net unrealized gains on available-for-sale securities, net of taxes of $178, $423, $417 and $537	526	1,253	1,237	1,584
Total other comprehensive income	526	1,253	1,237	1,584
Total comprehensive income	$2,743	$2,983	$7,438	$5,680

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three Months Ended September 30, 2025 and 2024
					Accumulated
		Additional			Other
	Common	Paid In	Unearned	Retained	Comprehensive
	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)

Beginning balance June 30, 2025	$63	$61,197	$(3,915)	$71,756	$(5,001)	$124,100
ESOP loan payment and release of ESOP shares	—	158	173	—	—	331
Stock-based compensation expense	—	172	—	3	—	175
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	526	526
Common stock repurchase	(1)	(1,943)	—	—	—	(1,944)
Net income	—	—	—	2,217	—	2,217
Ending balance September 30, 2025	$62	$59,584	$(3,742)	$73,976	$(4,475)	$125,405

Beginning balance June 30, 2024	$64	$61,773	$(4,482)	$73,711	$(6,001)	$125,065
ESOP loan payment and release of ESOP shares	—	59	52	—	—	111
Stock-based compensation expense	—	217	—	—	—	217
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	1,253	1,253
Net income	—	—	—	1,730	—	1,730
Ending balance September 30, 2024	$64	$62,049	$(4,430)	$75,441	$(4,748)	$128,376

	Nine Months Ended September 30, 2025 and 2024
					Accumulated
		Additional			Other
	Common	Paid In	Unearned	Retained	Comprehensive
	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)

Beginning balance December 31, 2024	$64	$62,355	$(4,378)	$76,786	$(5,712)	$129,115
ESOP loan payment and release of ESOP shares	—	543	636	(216)	—	963
Stock-based compensation expense	—	717	—	6	—	723
Exercise of stock options	—	59	—	—	—	59
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	1,237	1,237
Common stock repurchase	(2)	(4,090)	—	—	—	(4,092)
Dividend	—	—	—	(8,801)	—	(8,801)
Net income	—	—	—	6,201	—	6,201
Ending balance September 30, 2025	$62	$59,584	$(3,742)	$73,976	$(4,475)	$125,405

Beginning balance December 31, 2023	$64	$61,026	$(4,587)	$71,345	$(6,332)	$121,516
ESOP loan payment and release of ESOP shares	—	136	157	—	—	293
Stock-based compensation expense	—	887	—	—	—	887
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	1,584	1,584
Net income	—	—	—	4,096	—	4,096
Ending balance September 30, 2024	$64	$62,049	$(4,430)	$75,441	$(4,748)	$128,376

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$6,201	$4,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, (accretion) and amortization	601	513
Stock-based compensation expense	723	887
Deferred income tax expense	—	241
Provision for credit losses	79	213
ESOP expense	963	293
Net gain on sale of other real estate owned	—	(135)
Increase in cash surrender value of bank owned life insurance	(308)	(299)
Change in:
Accrued interest receivable and other assets	(14)	29
Accrued interest payable and other liabilities	1,134	88
Net cash provided by operating activities	9,379	5,926
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(7,546)	—
Purchases of premises and equipment	(329)	(399)
Proceeds from paydowns of investment securities available-for-sale	1,068	2,368
Proceeds from paydowns of investment securities held-to-maturity	8,147	2,076
Purchases of other investments	(79)	(733)
Net change in loans	(15,466)	(38,091)
Proceeds from sales of other real estate owned	—	2,985
Net cash used in investing activities	(14,205)	(31,794)
Cash flows from financing activities:
Net change in deposits	65,895	9,327
Common stock repurchase	(4,092)	—
Proceeds from FHLB advances	10,000	24,000
Repayment of FHLB advances	(10,000)	(10,000)
Proceeds from federal funds purchased	—	27
Repayment of federal funds purchased	—	(27)
Dividends paid to shareholders	(8,801)	—
Exercise of stock options	59	—
Proceeds from other borrowings	—	11,838
Repayment of other borrowings	(4,815)	(7,023)
Net cash provided by financing activities	48,246	28,142
Net change in cash and cash equivalents	43,420	2,274
Cash and cash equivalents at beginning of period	41,425	50,025
Cash and cash equivalents at end of period	$84,845	$52,299
Supplemental disclosures of cash flow information:
Cash paid for interest	14,532	13,916
Cash paid for income taxes	1,436	1,469
Change in unrealized loss on investment securities available-for-sale, net of tax	1,237	1,584

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

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of September 30, 2025 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands except per share data)

Net income	$2,217	$1,730	$6,201	$4,096
Weighted average common shares outstanding	6,256,780	6,412,511	6,324,478	6,415,246
Effect of dilutive common stock awards	170,917	198,957	157,166	139,850
Diluted weighted average common shares outstanding	6,427,697	6,611,468	6,481,644	6,555,096
Basic earnings per common share	$0.35	$0.27	$0.98	$0.64
Diluted earnings per common share	0.34	$0.26	0.96	0.62

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

There were 17,000 anti-dilutive options for the three and nine months ended September 30, 2025 and 10,000 and 110,000 anti-dilutive options for the three and nine months ended September 30, 2024.

(2) Investment Securities

Investment securities available-for-sale at September 30, 2025 and December 31, 2024 are as follows: (in thousands)

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,218	$—	$(402)	$4,816
Municipal securities - tax exempt	515	—	(79)	436
Municipal securities - taxable	2,040	—	(276)	1,764
U. S. Government sponsored enterprises	11,837	—	(2,931)	8,906
Government agency mortgage-backed securities	17,907	54	(2,072)	15,889
Corporate securities	13,142	47	(332)	12,857
Total	$50,659	$101	$(6,092)	$44,668
December 31, 2024
U.S. Treasury securities	$5,187	$—	$(620)	$4,567
Municipal securities - tax exempt	520	—	(87)	433
Municipal securities - taxable	2,041	—	(370)	1,671
U. S. Government sponsored enterprises	11,837	—	(3,356)	8,481
Government agency mortgage-backed securities	15,076	—	(2,732)	12,344
Corporate securities	9,486	67	(547)	9,006
Total	$44,147	$67	$(7,712)	$36,502

Investment securities held-to-maturity at September 30, 2025 and December 31, 2024 are as follows: (in thousands)

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Estimated Allowance for Credit Losses
Government agency mortgage-backed securities	$661	$—	$(79)	$582	$—
Corporate securities	18,593	524	(7)	19,110	(29)
Total	$19,254	$524	$(86)	$19,692	$(29)
December 31, 2024
Government agency mortgage-backed securities	$715	$—	$(103)	$612	$—
Corporate securities	26,629	211	(166)	26,674	(45)
Total	$27,344	$211	$(269)	$27,286	$(45)

Corporate securities account for the majority of the held-to-maturity portfolio as of September 30, 2025. These corporate securities are accounted for as securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Bank monitors the credit quality of these corporate securities through quarterly credit reviews to determine impairment, if any. At September 30, 2025, these securities are all rated as investment grade and the $29,000 of allowance for credit losses associated with these securities was calculated using a Moody's report on the cumulative default rates of the corporate issuers compared to $45,000 allowance for credit losses associated with these securities at December 31, 2024. During the three and nine months ended September 30, 2025, $8,000 and $16,000 provision reversal was recorded and no provision was recorded for the three and nine months ended September 30, 2024.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Investment securities available-for-sale in an unrealized loss position at September 30, 2025 and December 31, 2024 are as follows: (in thousands)

	Less Than 12 Months		12 Months or More		Total
September 30, 2025	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$—	$—	$4,816	$(402)	$4,816	$(402)
Municipal securities - tax exempt	—	—	436	(79)	436	(79)
Municipal securities - taxable	—	—	1,764	(276)	1,764	(276)
U. S. Government sponsored enterprises	—	—	8,906	(2,931)	8,906	(2,931)
Government agency mortgage-backed securities	—	—	12,017	(2,072)	12,017	(2,072)
Corporate securities	3,113	(18)	5,187	(314)	8,300	(332)
Total	$3,113	$(18)	$33,126	$(6,074)	$36,239	$(6,092)
December 31, 2024
U.S. Treasury securities	$—	$—	$4,567	$(620)	$4,567	$(620)
Municipal securities - tax exempt	—	—	433	(87)	433	(87)
Municipal securities - taxable	—	—	1,671	(370)	1,671	(370)
U. S. Government sponsored enterprises	—	—	8,481	(3,356)	8,481	(3,356)
Government agency mortgage-backed securities	—	—	12,344	(2,732)	12,344	(2,732)
Corporate securities	—	—	5,446	(547)	5,446	(547)
Total	$—	$—	$32,942	$(7,712)	$32,942	$(7,712)

There was one available-for-sale security in an unrealized loss position for less than 12 months of $18,000. There were 46 available-for-sale securities in an unrealized loss position for 12 months or greater totaling $6.1 million as of September 30, 2025. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly. Four of the securities are agency bonds and five are U.S. Treasury bonds, so all of these are direct obligations of the U.S. Government. Twenty-four of the securities are mortgage-backed bonds that have the direct or implied backing of the U.S. Government. Three of the bonds are municipal securities and the remaining eleven securities are corporate securities that are either trust preferred securities or subordinated debentures where the Bank performs a credit review regularly and such review has raised no concerns.

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises ("GSEs"), and the U.S. Treasury, including notes and mortgage-backed securities, accounted for the majority of the available-for-sale portfolio as of September 30, 2025, and the Bank expects no credit losses on these securities, given the explicit and implicit guarantees provided by the U.S. federal government. The available-for-sale portfolio also includes corporate securities, which are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Bank monitors the credit quality of these corporate bonds through quarterly credit reviews to determine impairment, if any. The decline in fair value is attributable to changes in interest rates, and not credit quality, and the Bank does not have the intent to sell the U.S. government and agencies debt securities and the corporate securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider impairments on these securities to be credit related as of September 30, 2025.

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at September 30, 2025, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories. (in thousands)

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Within 1 year	$1,000	$994	$1,000	$1,003
Greater than 1 to 5 years	9,230	8,870	9,507	9,763
Greater than 5 to 10 years	12,192	11,307	8,086	8,344
Greater than 10 years	10,330	7,608	—	—
	32,752	28,779	18,593	19,110
Government agency mortgage-backed securities	17,907	15,889	661	582
Total	$50,659	$44,668	$19,254	$19,692

There were no sales of investment securities available-for-sale during the three and nine months ended September 30, 2025 and 2024.

Available-for-sale securities with a carrying value of approximately $5.9 million and $9.6 million were pledged to secure public deposits at September 30, 2025 and December 31, 2024, respectively.

(3) Loans and Allowance for Credit Losses

Major classifications of loans, by collateral code, at September 30, 2025 and December 31, 2024 are summarized as follows: (in thousands)

	September 30, 2025	December 31, 2024
Commercial (secured by real estate - owner occupied)	$163,796	$156,923
Commercial (secured by real estate - non-owner occupied)	164,015	166,662
Commercial and industrial	146,212	148,150
Construction, land and acquisition & development	74,463	67,622
Residential mortgage 1-4 family	48,512	54,142
Consumer installment	132,541	120,616
Total	729,539	714,115
Less allowance for credit losses	(8,562)	(8,496)
Total loans, net	$720,977	$705,619

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in the Atlanta, Georgia Metropolitan Statistical Area. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market. The Bank also conducts lending within professional markets, with a primary focus on the dental industry in Georgia and adjoining states. The majority of these loans are commercial and industrial credits for practice acquisitions and equipment financing with the remainder being owner-occupied real estate. Accrued interest on loans totaled $2.2 million on September 30, 2025 and $2.3 million on December 31, 2024 and is included in other assets on the consolidated balance sheet.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the balance in the allowance for credit losses as of and for the three and nine months ended September 30, 2025 and 2024 (in thousands)

	Commercial (Secured by Real Estate - Owner Occupied)	Commercial (Secured by Real Estate - Non-Owner Occupied)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for Credit Loss
Beginning balance June 30, 2025	$1,136	$1,115	$1,805	$1,435	$1,188	$1,800	$63	$8,542
Provision	(20)	(7)	(49)	26	(49)	84	85	70
Charge-offs	—	—	—	—	—	(76)	—	(76)
Recoveries	—	—	2	—	—	24	—	26
Ending balance September 30, 2025	$1,116	$1,108	$1,758	$1,461	$1,139	$1,832	$148	$8,562
Allowance for Credit Loss
Beginning balance, December 31, 2024	$1,082	$1,115	$1,753	$1,134	$1,227	$1,632	$553	$8,496
Provision	34	(7)	3	327	(115)	358	(405)	195
Charge-offs	—	—	—	—	—	(220)	—	(220)
Recoveries	—	—	2	—	27	62	—	91
Ending balance, September 30, 2025	$1,116	$1,108	$1,758	$1,461	$1,139	$1,832	$148	$8,562
Allowance for Credit Loss
Beginning balance, June 30, 2024	$1,309	$1,319	$1,707	$1,176	$1,106	$1,550	$294	$8,461
Provision	4	52	24	39	(38)	93	(174)	—
Charge-offs	—	—	—	—	—	(75)	—	(75)
Recoveries	—	—	—	—	—	12	—	12
Ending balance, September 30, 2024	$1,313	$1,371	$1,731	$1,215	$1,068	$1,580	$120	$8,398
Allowance for Credit Loss
Beginning balance, December 31, 2023	$1,397	$1,298	$1,806	$927	$1,038	$1,534	$921	$8,921
Provision	(84)	238	(75)	288	80	354	(801)	—
Charge-offs	—	(165)	—	—	(50)	(372)	—	(587)
Recoveries	—	—	—	—	—	64	—	64
Ending balance, September 30, 2024	$1,313	$1,371	$1,731	$1,215	$1,068	$1,580	$120	$8,398

Allowance for credit loss on unfunded commitments for the three and nine months ended September 30, 2025 and 2024 is summarized below:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
(in thousands)
Beginning balance	$694	$531	$744	$531
Provision	(50)	213	(100)	213
Ending Balance	$644	$744	$644	$744

The Bank individually evaluates loans meeting a certain threshold for impairment that are on nonaccrual status or are rated substandard (as described below).

Collateral-Dependent Loans
We classify a loan as collateral-dependent when our borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate. There were no significant changes in the extent to which collateral secures our collateral-dependent loans as of September 30, 2025 and December 31, 2024, respectively, and we had $2.4 million and $2.0 million, respectively, of collateral-dependent loans without an allowance and no collateral-dependent loans with an allowance at September 30, 2025 and December 31, 2024.

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of September 30, 2025 and December 31, 2024 by class of loans: (in thousands)

September 30, 2025	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Accruing Loans Past Due	Nonaccrual with Allowance	Nonaccrual without Allowance	Current	Total
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$1,814	$161,982	$163,796
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	133	163,882	164,015
Commercial and industrial	—	—	—	—	—	574	145,638	146,212
Construction, land and acquisition & development	—	—	—	—	—	15	74,448	74,463
Residential mortgage	124	—	—	124	—	2,247	46,141	48,512
Consumer installment	97	—	—	97	—	300	132,144	132,541
Total	$221	$—	$—	$221	$—	$5,083	$724,235	$729,539

December 31, 2024	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Accruing Loans Past Due	Nonaccrual with Allowance	Nonaccrual without Allowance	Current	Total
Commercial (secured by real estate - owner occupied)	$370	$320	$—	$690	$—	$1,996	$154,237	$156,923
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	152	166,510	166,662
Commercial and industrial	1	—	—	1	—	—	148,149	148,150
Construction, land and acquisition & development	—	—	—	—	—	17	67,605	67,622
Residential mortgage	1,117	97	—	1,214	—	2,313	50,615	54,142
Consumer installment	526	76	—	602	—	299	119,715	120,616
Total	$2,014	$493	$—	$2,507	$—	$4,777	$706,831	$714,115

During the nine months ended September 30, 2025, there were three commercial loan modifications to borrowers with financial difficulty. One loan, secured by real estate - owner occupied, totaled $1.8 million that was previously modified in third quarter of 2024. The loan modification provided for a six-month period with reduced fixed payments of $5,000 for the first three months and $7,500 for the second three months. Two new loans were added as financial difficulty modifications during the three months ending September 30, 2025. The additional two loans, commercial and industrial loans, consist of one commercial relationship that totaled $574,000. Both loans are secured by the guarantor’s businesses with secondary collateral being the guarantor’s primary residence. The loan modification provided for six interest-only payments. Following the six interest-only payments, the loan is scheduled to resume with principal and interest payments.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

No loan modifications made to a borrower with financial difficulty subsequently defaulted during the three and nine months ended September 30, 2025 and 2024.

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of September 30, 2025 and December 31, 2024, and based on the most recent analysis performed, the risk category and year of origination of loans by class of loans is as follows: (in thousands)

September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolvers	Total
Pass
Commercial (secured by real estate - owner occupied)	$14,709	$17,242	$13,566	$24,195	$19,710	$68,904	$3,380	$161,706
Commercial (secured by real estate - non-owner occupied)	7,501	36,852	24,120	35,172	26,195	25,865	7,651	163,356
Commercial and industrial	13,535	27,013	19,427	18,091	22,440	38,275	6,857	145,638
Construction, land and acquisition & development	19,384	42,803	8,455	2,878	477	451	—	74,448
Residential mortgage	1,720	3,463	4,790	5,475	1,953	22,220	6,389	46,010
Consumer installment	51,427	36,486	18,615	19,110	5,336	974	141	132,089
Total pass	108,276	163,859	88,973	104,921	76,111	156,689	24,418	723,247
Special Mention
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	276	—	276
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	526	—	526
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	115	—	115
Consumer installment	—	23	32	79	16	2	—	152
Total special mention	—	23	32	79	16	919	—	1,069
Substandard
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	1,814	—	1,814
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	133	—	133
Commercial and industrial	339	—	—	—	—	235	—	574
Construction, land and acquisition & development	—	—	—	—	—	15	—	15
Residential mortgage	—	—	—	170	90	2,127	—	2,387
Consumer installment	—	—	31	200	67	2	—	300
Total substandard	339	—	31	370	157	4,326	—	5,223

Total	$108,615	$163,882	$89,036	$105,370	$76,284	$161,934	$24,418	$729,539
Current year to date period gross charge-offs
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Consumer installment	—	29	59	98	34	—	—	220
Total current period gross write-offs	$—	$29	$59	$98	$34	$—	$—	$220

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolvers	Total
Pass
Commercial (secured by real estate - owner occupied)	$14,663	$13,787	$24,695	$20,821	$20,742	$55,399	$4,519	$154,626
Commercial (secured by real estate - non-owner occupied)	39,237	24,280	39,334	27,344	4,710	24,269	6,776	165,950
Commercial and industrial	24,559	20,808	18,352	26,309	13,280	33,914	10,928	148,150
Construction, land and acquisition & development	43,503	16,831	5,770	1,026	101	374	—	67,605
Residential mortgage	4,127	6,605	5,970	2,022	1,478	24,811	6,345	51,358
Consumer installment	50,830	27,834	29,226	9,488	2,022	597	101	120,098
Total pass	176,919	110,145	123,347	87,010	42,333	139,364	28,669	707,787
Special Mention
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	301	—	301
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	534	—	534
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	212	—	212
Consumer installment	6	80	76	48	8	—	—	218
Total special mention	6	80	76	48	8	1,047	—	1,265
Substandard
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	1,996	—	1,996
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	178	—	178
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	17	—	—	17
Residential mortgage	—	—	185	185	96	2,106	—	2,572
Consumer installment	—	90	50	153	3	4	—	300
Total substandard	—	90	235	338	116	4,284	—	5,063

Total	$176,925	$110,315	$123,658	$87,396	$42,457	$144,695	$28,669	$714,115
Gross charge-offs
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	164	—	164
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	5	—	—	45	—	50
Consumer installment	6	76	360	79	—	6	—	527
Total current period gross write-offs	$6	$76	$365	$79	$—	$215	$—	$741

(4) Intangible Assets

The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $1.1 million at September 30, 2025. The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $956,000 at December 31, 2024. Aggregate amortization expense was $47,000 and $143,000 for the three and nine months ended September 30, 2025 and 2024.

Goodwill acquired through acquisition was $17.2 million at September 30, 2025 and 2024. No impairment loss was recognized during the nine months ended September 30, 2025 and 2024.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(5) Deposits

The aggregate amount of certificates of deposit ("CDs") of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, was approximately $37.4 million at September 30, 2025, and $35.2 million at December 31, 2024. Due to the FDIC insurance coverage rules and limits for a depositor's specific group of deposit accounts, it is important to note that not all deposits in excess of $250,000 are uninsured.

Brokered CDs totaled $92.5 million and had a weighted average rate of 4.44% and a weighted average maturity of 18 months at September 30, 2025 and $106.3 million and had a weighted average rate of 4.50% and a weighted average maturity of 19 months at December 31, 2024.

(6) Borrowings

The following Federal Home Loan Bank ("FHLB") advances, which required monthly or quarterly interest payments, were outstanding at September 30, 2025.

Advance Date	Advance	Interest Rate	Maturity	Rate	Call Feature
1/6/2023	$10,000,000	4.22%	1/6/2026	Fixed	N/A
1/6/2023	10,000,000	3.94%	1/6/2028	Fixed	N/A
10/25/2023	10,000,000	3.99%	10/25/2028	Convertible	10/27/2025
7/11/2024	14,000,000	3.50%	7/11/2029	Convertible	10/14/2025
6/13/2025	10,000,000	3.48%	6/13/2029	Convertible	N/A
	$54,000,000

At September 30, 2025 and December 31, 2024, the FHLB advances were collateralized by certain loans which totaled approximately $442.1 million and $434.5 million, and by the Company’s investment in FHLB stock which totaled approximately $3.2 million and $3.2 million at September 30, 2025 and December 31, 2024, respectively.

The Company had one FHLB letter of credit of $13.0 million and $12.5 million, used to collateralize public deposits, outstanding at September 30, 2025 and December 31, 2024.

The Company has Federal Funds unsecured lines of credit totaling $32.5 million. No amount was borrowed under these lines as of September 30, 2025 and December 31, 2024.

The Company also has a line of $59.6 million and $65.1 million with the Federal Reserve Bank secured by $81.6 million and $84.0 million in loans and investment securities as of September 30, 2025 and December 31, 2024, respectively. There was $0 and $4.8 million outstanding under the Federal Reserve's Bank Term Funding Program at September 30, 2025 and December 31, 2024, respectively. The advance was paid in full on maturity date in the first quarter of 2025.

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

In 2017, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. In 2021, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing additional shares of the Company’s common stock. A total of 225,721 shares were purchased with the loan proceeds as part of the Company’s second stock offering. Total ESOP expense for the three months ended September 30, 2025 was approximately $331,000 with $220,000 of the expense related to the special dividend paid in first quarter of 2025. Total ESOP expense for the nine months ended September 30, 2025 was approximately $963,000 with $641,000 of the expense related to the special dividend paid in first quarter of 2025. Total ESOP expense for the three and nine months ended September 30, 2024 was approximately $111,000 and $293,000. The balance of the note payable of the ESOP was approximately $4.2 million and $5.0 million at September 30, 2025 and December 31, 2024, respectively. Because the source of the loan payments is contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders’ equity. As of September 30, 2025 and December 31, 2024, 122,000 shares had been released.

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

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards for the stock granted in first quarter of 2025.

Dividend yield	0%
Expected volatility	28.16%
Risk-free interest rate	4.28%
Expected average life	7.50
Weighted average per share fair value	$7.73

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2024	640,766	$12.58	6.75	$5,724
Exercised	11,921	12.98
Forfeited	13,406	14.38
Outstanding March 31, 2025	615,439	12.53	6.49	$3,582
Exercisable - March 31, 2025	361,473	$11.56	5.72	$2,453
Granted	7,000	18.53
Outstanding June 30, 2025	622,439	12.60	6.28	$3,513
Exercisable - June 30, 2025	401,568	$11.44	5.49	$2,729
Outstanding September 30, 2025	622,439	12.60	6.03	$4,079
Exercisable - September 30, 2025	432,953	$11.68	5.34	$3,235

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options.

A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value

Outstanding - December 31, 2023	166,591	$13.46
Vested	(3,467)
Outstanding - March 31, 2024	163,124	13.44
Vested	(27,174)
Outstanding - June 30, 2024	135,950	14.06
Vested*	(20,867)
Oustanding, September 30, 2024	115,083	13.92
Outstanding, December 31, 2024	107,609	13.88
Vested *	(3,466)
Outstanding March 31, 2025	104,143	13.86
Vested *	(18,824)
Outstanding June 30, 2025	85,319	14.72
Vested*	(20,866)
Outstanding September 30, 2025	64,453	14.67

* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 1,919 and 3,786 shares were surrendered during the three and nine months ended September 30, 2025.

The Company recognized approximately $175,000, $217,000, $723,000 and $887,000, of stock-based compensation expense during the three months ended September 30, 2025 and 2024 and nine months ended September 30, 2025 and 2024 respectively, associated with its common stock awards granted to directors and officers. This expense is net of approximately $105,000 and $0 during the three months ended September 30, 2025 and 2024, respectively, for shares surrendered to satisfy applicable tax withholding requirements. This expense is net of approximately $139,000 and $0 during the nine months ended September 30, 2025 and 2024 respectively for shares surrendered to satisfy applicable tax withholding requirements.

As of September 30, 2025, there was approximately $1.7 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately 1.12 years.

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $44.7 million and $36.5 million at September 30, 2025 and December 31, 2024, respectively. They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2025 and December 31, 2024 (in thousands).

September 30, 2025	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$—	$—
Collateral dependent loans	—	—	2,388	2,388
Total assets at fair value	$—	$—	$2,388	$2,388

December 31, 2024	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$—	$—
Collateral dependent loans	—	—	2,000	2,000
Total assets at fair value	$—	$—	$2,000	$2,000

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at September 30, 2025 and December 31, 2024 are as follows:

		September 30, 2025		December 31, 2024
		Carrying	Estimated	Carrying	Estimated
		Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$84,845	$84,845	$41,425	$41,425
Investment securities available-for-sale	Level 2	44,668	44,668	36,502	36,502
Investment securities held-to-maturity	Level 2	19,225	19,692	27,299	27,286
Other investments	Level 3	6,254	6,254	6,175	6,175
Loans, net	Level 3	720,977	719,208	705,619	693,346
Financial liabilities:
Deposits	Level 3	739,376	740,035	673,481	672,708
FHLB advances and other borrowings	Level 3	54,000	53,747	58,815	58,944

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total assets increased $58.4 million, or 6.7%, to $925.2 million at September 30, 2025 from $866.8 million at December 31, 2024, due primarily to increases in loans and cash and cash equivalents.

Gross loans increased $15.4 million, or 2.2%, to $729.5 million at September 30, 2025 from $714.1 million at December 31, 2024. Construction loans increased $6.8 million, or 10.1%, to $74.5 million at September 30, 2025 from $67.6 million at December 31, 2024. Owner-occupied commercial real estate loans increased $6.9 million or 4.4%, and consumer installment loans increased $11.9 million or 9.9%. We experienced decreases in residential mortgage loans of $5.6 million or 10.4%, and in nonowner-occupied commercial real estate loans of $2.6 million or 1.6%.

Total deposits increased $65.9 million, or 9.8%, to $739.4 million at September 30, 2025 from $673.5 million at December 31, 2024, reflecting increases in all deposit types. Demand deposits increased $12.2 million, or 5.4%, and money market and savings accounts increased $45.6 million, or 20.3%, as a result of our business customers' cyclical demands at year-end. Our certificates of deposit include brokered deposits at September 30, 2025, totaling $92.5 million, which had an average life of 18 months and an average interest rate of 4.44%. The loan-to-deposit ratio at September 30, 2025 was 98.7%, as compared to 106.0% at December 31, 2024.

We had $54.0 million of FHLB advances at September 30, 2025, and $54.0 million of FHLB advances and $4.8 million in other borrowings at December 31, 2024.

Stockholders’ equity decreased by $3.7 million, or 2.9%, to $125.4 million at September 30, 2025 compared to $129.1 million at December 31, 2024, primarily due to a special dividend payment in the first quarter of $1.50 per share totaling $8.8 million, as well as $4.1 million in common stock repurchased, offset by net income of $6.2 million during the nine months of 2025, ESOP related and stock compensation expense of $1.7 million and a change in unrealized gain on investment securities available-for-sale, net of tax, of $1.2 million.

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

	For the Three Months Ended September 30,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$733,069	$11,219	6.07%	$698,877	$10,596	6.03%
Investment securities held-to-maturity	22,802	370	6.44%	33,235	511	6.12%
Investment securities available-for-sale	40,993	365	3.53%	47,600	435	3.64%
Interest-earning deposits and federal funds	80,003	868	4.30%	52,250	668	5.09%
Other investments	6,250	98	6.22%	6,091	92	6.01%
Total interest-earning assets	883,117	12,920	5.80%	838,053	12,302	5.84%
Non-interest-earning assets	48,683			47,471
Total assets	$931,800			$885,524

Interest-bearing liabilities:
Interest-bearing checking accounts	$86,092	$123	0.57%	$87,569	$127	0.58%
Money market accounts	169,791	1,302	3.04%	149,321	1,238	3.30%
Savings accounts	92,570	702	3.01%	71,003	509	2.85%
Certificates of deposit	246,510	2,498	4.02%	217,307	2,313	4.23%
Total interest-bearing deposits	594,963	4,625	3.08%	525,200	4,187	3.17%
FHLB advances and other borrowings	54,000	525	3.86%	63,323	701	4.40%
Total interest-bearing liabilities	648,963	5,150	3.15%	588,523	4,888	3.30%
Non-interest-bearing liabilities	157,684			170,197
Total liabilities	806,647			758,720
Total stockholders' equity	125,153			126,804
Total liabilities and stockholders' equity	$931,800			$885,524
Net interest rate spread			2.65%			2.54%
Net interest income		$7,770			$7,414
Net interest margin			3.49%			3.52%

	For the Nine Months Ended September 30,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$725,044	$33,062	6.10%	$681,876	$30,575	5.99%
Investment securities held-to-maturity	25,640	1,202	6.27%	33,892	1,567	6.18%
Investment securities available-for-sale	39,980	1,044	3.49%	47,783	1,377	3.85%
Interest-earning deposits and federal funds	70,650	2,253	4.26%	51,105	1,964	5.13%
Other investments	6,221	287	6.17%	5,676	263	6.19%
Total interest-earning assets	867,535	37,848	5.83%	820,332	35,746	5.82%
Non-interest-earning assets	48,139			50,238
Total assets	$915,674			$870,570

Interest-bearing liabilities:
Interest-bearing checking accounts	$83,870	$305	0.49%	$88,243	$344	0.52%
Money market accounts	164,295	3,723	3.03%	145,284	3,496	3.21%
Savings accounts	85,144	1,849	2.90%	73,056	1,563	2.86%
Certificates of deposit	247,174	7,519	4.07%	218,641	6,884	4.21%
Total interest-bearing deposits	580,483	13,396	3.09%	525,224	12,287	3.12%
FHLB advances and other borrowings	54,282	1,567	3.86%	53,857	1,727	4.28%
Total interest-bearing liabilities	634,765	14,963	3.15%	579,081	14,014	3.23%
Non-interest-bearing liabilities	154,574			166,911
Total liabilities	789,339			745,992
Total stockholders' equity	126,335			124,578
Total liabilities and stockholders' equity	$915,674			$870,570
Net interest rate spread			2.68%			2.59%
Net interest income		$22,885			$21,732
Net interest margin			3.53%			3.54%

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

	Three Months Ended September 30, 2025 vs. 2024			Nine Months Ended September 30, 2025 vs. 2024
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$618	$5	$623	$2,443	$44	$2,487
Investment securities held-to-maturity	(285)	144	(141)	(411)	46	(365)
Investment securities available-for-sale	(70)	—	(70)	(327)	(6)	(333)
Interest-earning deposits and federal funds	1,419	(1,219)	200	1,472	(1,183)	289
Other investments	6	—	6	27	(3)	24
Total interest-earning assets	1,688	(1,070)	618	3,204	(1,102)	2,102

Interest-bearing liabilities:
Interest-bearing checking accounts	(4)	—	(4)	(39)	—	(39)
Money market accounts	914	(850)	64	820	(593)	227
Savings accounts	192	1	193	285	1	286
Certificates of deposit	1,218	(1,033)	185	1,304	(669)	635
Total interest-bearing deposits	2,320	(1,882)	438	2,370	(1,261)	1,109
FHLB advances and other borrowings	(171)	(5)	(176)	195	(355)	(160)
Total interest-bearing liabilities	2,149	(1,887)	262	2,565	(1,616)	949

Change in net interest income	$(461)	$817	$356	$639	$514	$1,153

Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024

General. Net income was $2.2 million for the three months ended September 30, 2025, compared to $1.7 million for the three months ended September 30, 2024. The increase was caused by an increase in net interest income and a decrease in noninterest expenses.

Interest Income. Interest income increased $618,000, or 5.0%, to $12.9 million for the three months ended September 30, 2025 from $12.3 million for the three months ended September 30, 2024. The increase was primarily due to an increase in income from loans, partially offset by a decrease in income from investment securities. Interest income on loans increased $623,000, or 5.9%, to $11.2 million for the three months ended September 30, 2025 from $10.6 million for the three months ended September 30, 2024. Our average balance of loans increased by $34.2 million, or 4.9%, to $733.1 million for the three months ended September 30, 2025 from $698.9 million for the three months ended September 30, 2024. The average balance of loans increased due to steady loan demand.

Interest income on interest-earning deposits and federal funds increased $200,000 to $868,000 for the three months ended September 30, 2025 from $668,000 for the three months ended September 30, 2024. The yields we received on these funds decreased to 4.30% from 5.09% due to the continued changes in the interest rate environment. The average balance of interest-earning deposits and federal funds increased $27.8 million to $80.0 million for the three months ended September 30, 2025 compared to $52.3 million for the three months ended September 30, 2024, as we had corresponding increases in saving and money market deposits.

Interest income on available-for-sale and held-to-maturity securities decreased $211,000 to $735,000 for the three months ended September 30, 2025 from $946,000 for the three months ended September 30, 2024. The average balance of securities was $63.8 million for the nine months ended September 30, 2025 compared to $80.8 million for the nine months ended September 30, 2024.

Interest Expense. Interest expense increased $262,000 to $5.2 million for the three months ended September 30, 2025, compared to $4.9 million for the three months ended September 30, 2024, primarily due to increases in the average balances of interest-bearing liabilities.

Interest expense on deposits increased $438,000 to $4.6 million for the three months ended September 30, 2025 from $4.2 million for the three months ended September 30, 2024. Interest expense on certificates of deposit increased $185,000 to $2.5 million for the three months ended September 30, 2025. The average rate we paid on certificates of deposit decreased 21 basis points to 4.02% for the three months ended September 30, 2025 from 4.23% for the three months ended September 30, 2024, due to the continued changes in the interest rate environment, while the average balance increased by $29.2 million to $246.5 million for the three months ended September 30, 2025 from $217.3 million for the three months ended September 30, 2024.

Interest expense on borrowings decreased $176,000 to $525,000 for the three months ended September 30, 2025 from $701,000 for the three months ended September 30, 2024, due to a decrease in average borrowings of $9.3 million.

Net Interest Income. Net interest income before provision for credit losses increased $356,000, or 4.8%, to $7.8 million for the three months ended September 30, 2025 compared to $7.4 million for the three months ended September 30, 2024. Our net interest rate spread decreased to 2.65% for the three months ended September 30, 2025 from 2.54% for the three months ended September 30, 2024, and our net interest margin decreased to 3.49% for the three months ended September 30, 2025 from 3.52% for the three months ended September 30, 2024, as the yields we earned on our interest-earning assets decreased. Yield on interest bearing assets decreased four basis points, outpacing decrease in rate paid on interest bearing liabilities by 11 basis points.

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

After an evaluation of these factors, we recorded a provision for credit losses of $12,000 for the three months ended September 30, 2025, and no provision for the three months ended September 30, 2024. For the three months ended September 30, 2025, we recorded $70,000 in provision for credit losses for loans, a provision reversal for credit losses for unfunded commitments of $50,000, and a provision reversal for credit losses for held to maturity securities of $8,000 for three months ended September 30, 2025. Our allowance for credit losses on loans was $8.6 million at September 30, 2025, $8.5 million at December 31, 2024 and $8.4 million at September 30, 2024. The allowance for credit losses on loans to total loans was 1.17% at September 30, 2025 compared to 1.19% at December 31, 2024. The allowance for credit losses to non-performing loans was 168.44% at September 30, 2025 compared to 177.9% at December 31, 2024. Net loan charge-offs were $50,000 for the three months ended September 30, 2025, compared to net loan charge-offs of $63,000 for the three months ended September 30, 2024.

To the best of our knowledge, we have recorded all credit losses that are both probable and reasonable to estimate at September 30, 2025. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Noninterest Income. Noninterest income increased $22,000, or 3.9%, to $588,000 for the three months ended September 30, 2025 from $566,000 for the three months ended September 30, 2024 due to an increase in other noninterest income.

Noninterest Expenses. Non-interest expenses information is as follows.

	Three Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,196	$3,257	(61)	(1.9)%
Occupancy	581	600	(19)	(3.2)%
Data processing	531	520	11	2.1%
Other	1,121	1,327	(206)	(15.5)%
Total non-interest expenses	$5,429	$5,704	$(275)	(4.8)%

Other fees decreased by $206,000 to $1.1 million for the three months ended September 30, 2025, due to a decrease in professional fees. The decrease in professional fees was attributable to costs in the prior year related to a prospective merger transaction that was ultimately not completed.

Income Tax Expense. We recorded income tax expense of $700,000 for the three months ended September 30, 2025 compared to $546,000 for the three months ended September 30, 2024. The effective tax rate was 24.0% for both periods.

Comparison of Operating Results for the Nine Months Ended September 30, 2025 and 2024

General. Net income was $6.2 million for the nine months ended September 30, 2025 compared to $4.1 million for the nine months ended September 30, 2024. The increase was caused by an increase in net interest income and a decrease in noninterest expenses that were partially offset by a decrease in noninterest income.

Interest Income. Interest income increased $2.1 million, or 5.9%, to $37.9 million for the nine months ended September 30, 2025 from $35.7 million for the nine months ended September 30, 2024. The increase was due to increases in income from loans and interest-earning deposits partially offset by a decrease in income from investment securities. Interest income on loans increased $2.5 million, or 8.1%, to $33.1 million for the nine months ended September 30, 2025 from $30.6 million for the nine months ended September 30, 2024. Our average balance of loans increased by $43.1 million, or 6.3%, to $725.0 million for the nine months ended September 30, 2025 from $681.9 million for the nine months ended September 30, 2024. The average balance of loans increased due to steady loan demand. The average yield on loans increased 11 basis points to 6.10% for the current period, as compared to 5.99% for the prior year period, due to the loans being originated or repricing at higher yields during the current period.

Interest income on interest-earning deposits and federal funds increased $289,000 to $2.3 million for the nine months ended September 30, 2025 from $2.0 million for the nine months ended September 30, 2024. The average balance of interest-earning deposits and federal funds increased $19.5 million to $70.7 million for the nine months ended September 30, 2025 compared to $51.1 million for the nine months ended September 30, 2024, as we held excess cash to increase liquidity. The yields we received on these funds decreased to 4.26% from 5.13% due to the continued changes in the interest rate environment.

Interest income on available-for-sale and held-to-maturity securities decreased $698,000 to $2.2 million for the nine months ended September 30, 2025 from $2.9 million for the nine months ended September 30, 2024. The average balance of securities was $65.6 million for the nine months ended September 30, 2025 compared to $81.7 million for the nine months ended September 30, 2024.

Interest Expense. Interest expense increased $949,000 to $15.0 million for the nine months ended September 30, 2025, compared to $14.0 million for the nine months ended September 30, 2024.

We recognized increases in most categories of interest expense. The largest increase was in interest expense on certificates of deposit, which increased $635,000 to $7.5 million for the nine months ended September 30, 2025. The average rate we paid on certificates of deposit decreased 14 basis points to 4.07% for the nine months ended September 30, 2025 from 4.21% for the nine months ended September 30, 2024, due to the continued changes in the interest rate environment. In addition, the average balance of certificates of deposit increased to $247.1 million for the nine months ended September 30, 2025, up $28.5 million from $218.6 million for the nine months ended September 30, 2024, as customers increased deposits in higher-yielding accounts due to the current interest rate environment. We also experienced an increase in interest expense on money market and savings accounts of $513,000 to $5.6 million for the nine months ended September 30, 2025 primarily due to increases in average balance of $31.1 million to $249.9 million.

Net Interest Income. Net interest income increased $1.2 million, or 5.3%, to $22.9 million for the nine months ended September 30, 2025 compared to $21.7 million for the nine months ended September 30, 2024. Our net interest rate spread increased to 2.68% for the nine months ended September 30, 2025 from 2.59% for the nine months ended September 30, 2024, and our net interest margin decreased only one basis point to 3.53% for nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Provision for Credit Losses. The provisions for credit losses consists of provisions for credit losses for loans and unfunded loan commitments, as well as held-to-maturity securities.

After an evaluation of the factors described above, we recorded provisions for credit losses of $79,000 and $213,000 for the nine months ended September 30, 2025 and 2024, respectively.For the nine months ended September 30, 2025, we recorded $195,000 in provision for credit losses for loans, a provision reversal for credit losses for unfunded commitments of $100,000 and a provision reversal for credit losses for held to maturity securities of $16,000. Our allowance for credit losses on loans was $8.6 million at September 30, 2025, $8.5 million at December 31, 2024 and $8.4 million at September 30, 2024. The allowance for credit losses on loans to total loans was 1.17% at September 30, 2025 compared to 1.19% at December 31, 2024 and 1.20% at September 30, 2024. Net charge-offs were $129,000 for the nine months ended September 30, 2025, compared to net charge-offs of $523,000 for the nine months ended September 30, 2024.

Noninterest Income. Noninterest income decreased $246,000 to $1.6 million for the nine months ended September 30, 2025 compared to $1.9 million for the nine months ended September 30, 2024, due to a decline in merchant services volume and gain on sale of other real estate that was recorded in prior year.

.

Noninterest Expenses Noninterest expenses information is as follows.

	Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$9,815	$9,853	$(38)	(0.4)%
Occupancy	1,781	1,833	(52)	(2.8)%
Data processing	1,624	1,538	86	5.6%
Other	3,034	4,769	(1,735)	(36.4)%
Total non-interest expenses	$16,254	$17,993	$(1,739)	(9.7)%

Other fees decreased by $1.7 million to $3.0 million for the nine months ended September 30, 2025. The decrease was mainly related to a decrease in professional fees attributable to costs in the prior year related to a prospective merger transaction that was ultimately not completed.

Income Tax Expense. We recorded income tax expense of $2.0 million with effective tax rate of 24.0% for the nine months ended September 30, 2025 compared to $1.2 million with effective tax rate of 23.9% for the nine months ended September 30, 2024.

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

The table below sets forth, as of September 30, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$32,288	(5.22)%
+200	33,268	(2.34)%
Level	34,066	—
-200	33,199	(2.55)%
-400	31,959	(6.19)%

(1) Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 2.34% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 2.55% decrease in net interest income. At September 30, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 0.15% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 4.20% decrease in net interest income.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At September 30, 2025, we had a $233.2 million line of credit with the Federal Home Loan Bank of Atlanta, with advances of $54.0 million outstanding and a $13.0 million letter of credit outstanding, and we had a $5.0 million unsecured federal funds line of credit, a $7.5 million unsecured federal funds line of credit, and a $20.0 million unsecured federal funds line of credit. We also had a line of $59.6 million with the Federal Reserve Bank secured by $81.6 million in loans.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $9.4 million for the nine months ended September 30, 2025, compared to $5.9 million for the nine months ended September 30, 2024. Net cash used in investing activities was $14.2 million for the nine months ended September 30, 2025, compared to $31.8 million for the nine months ended September 30, 2024. Net cash used in investing activities typically consists primarily of disbursements for loan originations and any purchases of investment securities. Net cash provided by financing activities, which consists primarily of activity in deposit accounts and proceeds/repayments of borrowings and dividends, was $48.2 million for the nine months ended September 30, 2025, which reflected increases in deposits accounts of $65.9 million, partially offset by dividend payments of $8.8 million, repaying $4.8 million in borrowings, and stock repurchases of $4.1 million, compared to net cash provided by financing activities of $28.1 million for the nine months ended September 30, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2025, we exceeded all of our regulatory capital requirements and the Bank was categorized as “well capitalized.” Management is not aware of any conditions or events since the most recent notification that would change our category. The Bank’s actual capital amounts and ratios for September 30, 2025 and December 31, 2024 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2025:

Common Equity Tier 1 (to Risk Weighted Assets)	$98,839	12.08%	$36,819	4.50%	$53,183	6.50%
Total Capital (to Risk Weighted Assets)	108,092	13.21%	65,461	8.00%	81,826	10.00%
Tier I Capital (to Risk Weighted Assets)	98,839	12.08%	49,092	6.00%	65,461	8.00%
Tier I Capital (to Average Assets)	98,839	10.76%	36,743	4.00%	45,929	5.00%

As of December 31, 2024:
Common Equity Tier 1 (to Risk Weighted Assets)	$103,955	12.96%	$36,095	4.50%	$52,138	6.50%
Total Capital (to Risk Weighted Assets)	113,256	14.12%	64,168	8.00%	80,210	10.00%
Tier I Capital (to Risk Weighted Assets)	103,955	12.96%	48,127	6.00%	64,168	8.00%
Tier I Capital (to Average Assets)	103,955	12.01%	34,623	4.00%	43,279	5.00%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2025, we had outstanding commitments to originate loans of $80.7 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from September 30, 2025 totaled $132.0 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

At September 30, 2025, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information in connection with repurchases of shares of the Company's common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)

July 1, 2025 through July 31, 2025	998	$18.47	998	199,959
August 1, 2025 through August 31, 2025	98,736	19.44	98,736	101,223
September 1, 2025 through September 30, 2025	—	—	—	101,223
	99,734	19.43	99,734	101,223

The Company's Board of Directors approved a stock repurchase program on March 7, 2025, which authorized the repurchase of up to 320,480 shares of the Company's common stock (approximately 5.0% of the then-outstanding shares). As of September 30, 2025, the Company had repurchased 219,257 shares pursuant to the plan. There is no expiration date for the stock repurchase plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in Securities and Exchange Commission regulations.

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

101.0

The following materials for the quarter ended September 30, 2025, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Changes in Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY BANCSHARES, INC.

Date:	November 10, 2025	/s/ Edward J. Cooney
Edward J. Cooney
President and Chief Executive Officer

Date:	November 10, 2025	/s/ Brandi Pajot
Brandi Pajot
Senior Vice President and Chief Financial Officer