Form 10-K
period 2025-12-31
Affinity Bancshares, Inc.
filed 2026-03-20
CIK 1823406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $18.38 as of June 30, 2025, was $96.8 million.

As of March 18, 2026 there were 6,094,885 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders. (Part III)

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
•
the imposition of tariffs or reciprocal tariffs or other domestic or international governmental policies;
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

Affinity Bancshares, Inc. conducts its operations primarily through its wholly owned subsidiary, Affinity Bank, National Association, ("Affinity Bank"), a national bank. Affinity Bancshares, Inc. manages its operations as one unit, and thus does not have separate operating segments. At December 31, 2025, Affinity Bancshares, Inc. had total assets of $881.7 million, loans of $742.7 million, deposits of $695.0 million, and stockholders’ equity of $127.0 million.

The executive offices of Affinity Bancshares, Inc. are located at 3175 Highway 278, Covington, Georgia 30014, and its telephone number is (770) 786-7088. Affinity Bancshares, Inc. is subject to comprehensive regulation and examination by the Federal Reserve Board.

Affinity Bank

Affinity Bank is a national bank headquartered in Covington, Georgia. Affinity Bank changed its name from Newton Federal Bank in connection with the Conversion. Newton Federal Bank was originally chartered in 1928 as a Georgia-chartered mutual building and loan association under the name Newton County Building and Loan Association, and we continue to operate under the name “Newton Federal Bank, a Division of Affinity Bank” in Newton Federal Bank’s legacy market area. We converted to a national bank charter in 2023.

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

Market Area

We conduct our operations from our main office and one additional branch office in Covington, Georgia, which is located in Newton County, Georgia, and one branch office in Atlanta, Georgia, which is located in Cobb County. Our indirect automobile lending division, Affinity Bank Dealer Select, operates from an office in Monroe, Georgia. In addition, we gather deposits nationwide through our virtual bank, FitnessBank.

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

Competition

We face competition within our local market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2025 (the most recent date for which data is available), our market share of deposits represented 19.99% of Federal Deposit Insurance Corporation-insured deposits in Newton County and 1.80% in Cobb County, ranking us first and 13th, respectively, in market share of deposits out of eight institutions operating in Newton County and 25 institutions operating in Cobb County.

Lending Activities

General. Our historical lending activity consists of originating commercial real estate loans, commercial and industrial loans and residential real estate loans and, to a lesser extent, construction and land loans and consumer loans. We have a specialized expertise in lending to dentists and dental practices, since 2002, with loans to the dental industry totaling $194.1 million, or 26.1% of our loan portfolio, as of December 31, 2025. Of this amount, 62% consisted of commercial business loans and 38% consisted of commercial real estate loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. In addition to the loans included in the table below, at December 31, 2025, we had no loans held for sale, no loans in process, $893,000 of deferred loan fees, and $3.5 million in indirect auto dealer reserve costs.

	At December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial (secured by real estate - owner occupied)	$163,225	21.98%	$156,923	21.97%
Commercial (secured by real estate - non-owner occupied)	176,580	23.78%	166,662	23.34%
Commercial and industrial	146,491	19.72%	148,150	20.75%
Construction, land and acquisition & development	72,596	9.77%	67,622	9.47%
Residential mortgage 1-4 family	47,966	6.46%	54,142	7.58%
Consumer installment	135,824	18.29%	120,616	16.89%
Total	742,682	100.00%	714,115	100.00%
Less:
Allowance for losses	(8,994)		(8,496)
Total loans, net	$733,688		$705,619

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

December 31, 2025	Due in one year or less	After one through five years	After five through 15 years	After 15 years	Total
	(In thousands)
Amounts due in:
Commercial (secured by real estate - owner occupied)	$18,516	$70,687	$67,715	$6,307	$163,225
Commercial (secured by real estate - non-owner occupied)	19,784	111,719	41,018	4,059	176,580
Commercial and industrial	4,941	33,755	107,795	—	146,491
Construction, land and acquisition & development	49,695	11,753	8,752	2,396	72,596
Residential mortgage	1,132	3,199	21,151	22,484	47,966
Consumer installment	1,041	78,297	56,486	—	135,824
	$95,109	$309,410	$302,917	$35,246	$742,682

The following table sets forth our fixed and adjustable-rate loans at December 31, 2025 that are contractually due after December 31, 2026.

	Due After December 31, 2026
	Fixed	Adjustable	Total
	(In thousands)
Commercial (secured by real estate - owner occupied)	$141,264	$3,445	$144,709
Commercial (secured by real estate - non-owner occupied)	145,094	11,702	156,796
Commercial and industrial	138,277	3,273	141,550
Construction, land and acquisition & development	20,909	1,992	22,901
Residential mortgage 1-4 family	29,216	17,618	46,834
Consumer installment	134,783	-	134,783
Total loans	$609,543	$38,030	$647,573

Commercial and Industrial Loans. We make commercial and industrial loans, primarily in our market area, to a variety of professionals, sole proprietorships and small businesses, including dental loans, which are originated throughout the Southeastern United States. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2025, commercial and industrial loans were $146.5 million, or 19.7% of our gross loans. As part of our relationship driven focus, we encourage our commercial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and net interest margin.

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

Our commercial business loans to dental professionals totaled $117.9 million at December 31, 2025. The significant majority of these loans are secured by practice assets with the goodwill of each practice providing the value for lending. We consider numerous factors when underwriting dental loans, including transactional risk related to the selling doctor in a practice purchase, if applicable, procedures performed, insurance taken and the good standing of the dentist by state boards. We lend across all dental specialties: general, cosmetic, orthodontist, endodontist, periodontist, pediatric, and oral surgery. The majority of our dental loans are originated to professionals and practices located in the State of Georgia, with the remainder originated through the adjoining states. We target dental practice loans with principal balances between $250,000 and $750,000, although we will originate dental practice loans with principal balances in excess of $750,000. Most of our dental loans are to solo practitioners or small practices with two professionals. We remain knowledgeable of trends in the dental industry through regular contact with our borrowers as well as through our participation in dental managers associations and our dental advisory board.

Our largest commercial and industrial loan at December 31, 2025 totaled $2.9 million, was originated in 2020 and is secured by all business assets. At December 31, 2025, this loan was performing in accordance with its terms.

Commercial Real Estate Loans. Our commercial real estate loans (which includes owner occupied and non-owner occupied loans) are secured primarily by dental/medical professional properties, church campuses and other small businesses. At December 31, 2025, we had $339.8 million in commercial real estate loans, representing 45.8% of our total loan portfolio. At that date, $163.2 million, or 22.0% of our commercial real estate loans, were secured by owner-occupied properties. This amount included $73.1 million of dental and medical loans, $18.1 million of church loans and $10.9 million of convenience store loans.

Most of our commercial real estate loans are balloon loans with a five-year initial term and a 20-year amortization period. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. All of our commercial real estate loans are subject to our underwriting procedures and guidelines. At December 31, 2025, our largest commercial real estate loan totaled $9.52 million and is secured by a well-established, anchored, retail shopping center. At December 31, 2025, this loan was performing in accordance with its terms.

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

Residential Mortgage Loans. At December 31, 2025, we had $48.0 million of loans secured by one- to four-family real estate, representing 6.5% of our total loan portfolio. We currently originate adjustable-rate and fixed-rate one- to four-family residential real estate loans, although our ability to originate adjustable-rate residential mortgage loans is significantly limited in the current interest rate environment. We historically originated fixed-rate one- to four-family residential real estate loans with balloon terms, but recently began originating adjustable-rate one- to four-family residential real estate loans. At December 31, 2025, $17.6 million, or 36.7%, of our one- to four-family residential real estate loans were adjustable-rate loans.

Our one-to four-family residential real estate loans are generally underwritten to internal guidelines, although we generally follow the documentation practices of Fannie Mae guidelines. We generally originate one- to four-family residential real estate loans in amounts up to $150,000, although we will originate loans above this amount. The significant majority of our one- to four-family residential real estate loans are secured by properties located in our primary market area.

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

Construction and Land Loans. We make construction loans, primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2025, our residential construction loans totaled $72.6 million, representing 9.8% of our total loan portfolio, and included $5.9 million of land and lot loans. At December 31, 2025 there was $4.6 million of single-family construction loans to individuals and $46.8 million to contractors and builders. In addition, we had $15.4 million of commercial construction and development loans as of December 31, 2025, which included $2.9 million of commercial development and land loans.

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

Consumer Loans. We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. Our consumer loans generally consist of indirect loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. At December 31, 2025, consumer and other loans were $135.8 million, or 18.3% of gross loans.

Our indirect automobile lending division, Affinity Bank Dealer Select (“ABDS”), operates from an office in Monroe, Georgia. This division has an experienced manager and sales team to operate this line of business. At December 31, 2025, we had $134.8 million in indirect automobile loans, and our internal policies limit such loans to 200% of capital and 25% of our loan portfolio.

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

We sometimes purchase whole loans from third parties to supplement our loan production. These loans generally consist of loans to health care professionals and loans secured by manufactured housing. At December 31, 2025, we had $8.9 million of whole loans that we purchased. The majority of our purchased loans are to borrowers who are not located in our primary market area.

In addition from time to time, we may purchase or sell participation interests in loans. We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures.

We do not originate significant amounts of loans for sale, but we occasionally sell loans, primarily to generate fee income. At December 31, 2025, we had no loans held for sale.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that Affinity Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Affinity Bank’s unimpaired capital and surplus. At December 31, 2025, based on the 15% limitation, Affinity Bank’s loans-to-one-borrower limit was approximately $16.1 million. On the same date, Affinity Bank had no borrowers with outstanding balances in excess of this amount. At December 31, 2025, our largest loan relationship with one borrower was $9.5 million for commercial real estate, and the underlying loans were performing in accordance with their terms on that date.

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

Delinquent Loans. The following tables set forth our loan delinquencies, by type and amount at the dates indicated.

	At December 31,
	2025				2024
	30-59 Days Past Due	60-89 Days Past Due		90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Commercial (secured by real estate - owner occupied	$—		$—	$—	$370	$320	$—
Commercial (secured by real estate - non-owner occupied	—		—	—	—	—	—
Commercial and industrial	—		—	—	1	—	—
Commercial, land and acquisition & development	—		—	—	—	—	—
Residential mortgage	431		—	—	1,117	97	—
Consumer installment	259		—	—	526	76	—
Total	$690	$		$—	$2,014	$493	$—

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. There is no real estate owned as of December 31, 2025 and 2024.

	At December 31,
	2025	2024
	(Dollars in thousands)
Non-accrual loans:
Commercial (secured by real estate - owner occupied)	$1,878	$1,996
Commercial (secured by real estate - non-owner occupied)	126	152
Commercial and industrial	564	—
Construction, land and acquisition & development	14	17
Residential mortgage 1-4 family	657	2,313
Consumer installment	331	299
Total non-accrual loans	3,570	4,777
Total non-performing assets	$3,570	$4,777
Total non-performing loans to total loans	0.48%	0.67%
Total non-performing assets to total assets	0.40%	0.55%

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

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	Years Ended December 31,
	2025	2024
	(Dollars in thousands)
Allowance at beginning of period	$8,496	$8,921
Provision for credit losses	270	225
Charge offs:
Commercial (secured by real estate - owner occupied)	—	(164)
Commercial (secured by real estate - non-owner occupied)	—	—
Commercial and industrial	—	—
Construction, land and acquisition & development	—	—
Residential mortgage 1-4 family	(17)	(50)
Consumer installment	(316)	(527)
Total charge-offs	(333)	(741)
Recoveries:
Commercial (secured by real estate - owner occupied)	—	—
Commercial (secured by real estate - non-owner occupied)	—	—
Commercial and industrial	3	9
Construction, land and acquisition & development	—	—
Residential mortgage 1-4 family	464	—
Consumer installment	94	82
Total recoveries	561	91
Net recoveries (charge-offs)	228	(650)
Allowance at end of period	$8,994	$8,496
Allowance to non-performing loans	251.94%	177.86%
Allowance to total loans outstanding at the end of the period	1.21%	1.19%
Net recoveries (charge-offs) to average loans outstanding during the period	0.03%	(0.09)%

The following table sets forth information with respect to charge-offs and recoveries by loan category.

	For the Year Ended December 31,
	2025			2024
	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance	Average Balance	Net (Recoveries) / Charge-offs	% of Net (Recoveries) / Charge-offs to Average Balance
Commercial (secured by real estate - owner occupied)	$164,385	$—	—	$162,326	$—	—
Commercial (secured by real estate - non-owner occupied)	166,071	—	—	155,991	164	0.11%
Commercial and industrial	150,091	(3)	(0.00)%	146,035	(9)	(0.01)%
Construction, land and acquisition & development	70,667	—	—	54,669	—	—
Residential mortgage	49,474	(447)	(0.90)%	51,816	50	0.10%
Consumer installment	129,011	222	0.17%	117,464	445	0.38%
Total gross loans	729,699	$(228)	(0.03)%	688,301	650	0.09%
Deferred loan fees, net	881			814
Total loans outstanding at end of year	$728,818			$687,487

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

	At December 31,
	2025			2024
	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial (secured by real estate - owner occupied)	$1,152	14.25%	21.98%	$1,082	13.62%	21.97%
Commercial (secured by real estate - non-owner occupied)	1,258	15.56%	23.78%	1,115	14.04%	23.34%
Commercial and industrial loans	1,495	18.50%	19.72%	1,753	22.07%	20.75%
Construction and land	1,204	14.90%	9.77%	1,134	14.28%	9.47%
One-to four-family residential	1,342	16.60%	6.46%	1,227	15.45%	7.58%
Consumer loans	1,632	20.19%	18.29%	1,632	20.54%	16.89%
Total allocated allowance	8,083	100.00%	100.00%	7,943	100.00%	100.00%
Unallocated	911			553
Total	$8,994			$8,496

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

At December 31, 2025, our investment portfolio consisted of securities and obligations issued by U.S. government-sponsored enterprises and the Federal Home Loan Bank of Atlanta, municipal securities and corporate securities. At December 31, 2025, we owned $3.2 million of Federal Home Loan Bank of Atlanta stock. As a member of Federal Home Loan Bank of Atlanta, we are required to purchase stock in the Federal Home Loan Bank of Atlanta, which stock is carried at cost and classified as restricted equity securities. In addition, at December 31, 2025, we owned $250,000 of First National Bankers Bank stock and $2.8 million in Federal Reserve Bank stock. The table below presents the maturity schedule at December 31, 2025 for available-for-sale securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
		(Dollars in thousands)

Municipal securities – tax exempt	$—	—	$—	—	$—	—	$514	2.09%	$514	$459	2.09%
Municipal securities – taxable	—	—	—	—	2,040	2.11%	—	—	2,040	1,790	2.11%
U.S. Government sponsored enterprises	—	—	—	—	—	—	9,815	2.46%	9,815	7,338	2.46%
Government agency mortgage-backed securities	—	—	6,000	4.07%	8,198	2.54%	3,939	1.86%	18,137	16,187	2.90%
Corporate securities	1,000	6.05%	4,019	5.73%	8,124	5.29%	—	—	13,143	12,985	5.48%
Total	$1,000	6.05%	$10,019	4.74%	$18,362	3.71%	$14,268	2.28%	$43,649	$38,759	3.53%

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

Deposits. Our deposits are generated primarily from our primary market area. We also generate deposits nationwide through our virtual bank, FitnessBank, which accepts deposits and provides higher interest rates based on customers meeting certain fitness goals. We offer a selection of deposit accounts, including savings accounts, checking accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have the authority to accept brokered deposits and had $79.5 million in brokered certificates of deposit as of December 31, 2025. We also offer a Kasasa (rewards) deposit program, which promotes free checking accounts with either attractive interest rates or cash-back rewards.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2025			2024
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Non-interest-bearing checking	$132,796	19.11%	—	$151,395	22.48%	—
Interest-bearing checking	82,612	11.89%	0.50%	73,841	10.96%	0.51%
Money market accounts	157,439	22.65%	3.00%	148,752	22.09%	3.24%
Savings accounts	96,981	13.95%	2.93%	76,053	11.29%	2.86%
Certificates of deposit	225,177	32.40%	4.05%	223,440	33.18%	4.21%
Total	$695,005	100.00%	3.06%	$673,481	100.00%	2.49%

As of December 31, 2025, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 was approximately $38.6 million. The following table sets forth the maturity of these certificates as of December 31, 2025.

At December 31, 2025
(In thousands)
Maturity Period:
Three months or less	$4,755
Over three through six months	14,837
Over six through twelve months	10,495
Over twelve months	8,515
Total	$38,602

At December 31, 2025 and 2024, there was $102.4 million and $97.2 million, respectively of uninsured deposits. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements. As of those dates, we had no deposits that were uninsured for any reason other than being in excess of the federal deposit insurance limit.

Borrowings. As of December 31, 2025, we had $50.6 million available on our line of credit with the Federal Home Loan Bank of Atlanta. The balances outstanding in FHLB advances were $54.0 million at both December 31, 2025 and 2024, respectively. The weighted average rate was 3.86% and 3.81% at December 31, 2025 and 2024, respectively.

In addition to the Federal Home Loan Bank of Atlanta line of credit, we have three unsecured federal funds lines of credit, totaling $32.5 million. At December 31, 2025 and 2024, $0 was outstanding on these lines of credit.

Subsidiary Activities

Affinity Bancshares, Inc. has no subsidiaries other than Affinity Bank.

Personnel

As of December 31, 2025, we had 79 full-time employees and three part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2025 and 2024, Affinity Bancshares, Inc. had no minimum tax credit carryovers.

Net Operating Loss Carryovers. Generally, a financial institution may carry net operating losses forward indefinitely. At December 31, 2025 and 2024, Affinity Bancshares, Inc. had no federal net operating loss carryforwards.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period is not deductible. At December 31, 2025 and 2024, Affinity Bancshares, Inc. had no capital loss carryovers.

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

Net Operating Loss Carryovers. Generally, Georgia law conforms to federal law and a financial institution may carry back Georgia net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2025 and 2024, Affinity Bank had no Georgia net operating loss carryforwards.

Bank Tax Credit. All financial depository institutions that conduct business or own property in Georgia are required to file a Georgia Financial Institutions Business Occupation Tax based on Georgia gross receipts. Any local license tax and state occupation tax paid a depository financial institution is credited dollar for dollar against any state corporate income tax liability of such institution for the tax year during which any such tax is paid. Any unused credits may be carried forward for five years. All bank tax credits were utilized in 2021, so there are no bank tax credits remaining at December 31, 2025 and 2024.

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

The federal banking agencies, including the Office of the Comptroller of the Currency, have established a “community bank leverage ratio” of between 8% and 10% for institutions with assets of less than $10 billion. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The community bank leverage ratio is currently 9% Tier 1 capital to total average assets. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report.

Affinity Bank did not opt in to the community bank leverage ratio framework.

At December 31, 2025 and 2024, Affinity Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a national bank, may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the bank's capital and surplus. An additional amount may be loaned, equal to 10% of the bank's capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2025 and 2024, Affinity Bank was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2025 and 2024, Affinity Bank met the criteria for being considered “well capitalized.”

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

ITEM 2. Properties

As of December 31, 2025, the net book value of our office properties and land was $1.9 million, and the net book value of our furniture, fixtures and equipment was $893,000. Our properties include our main office and branch office in Covington and leased offices in Atlanta. We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

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

ITEM 4. Mine Safety Disclosures

Not applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the symbol “AFBI.” As of March 18, 2026 we had 280 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 6,094,885 shares of common stock outstanding.

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

There were no sales of unregistered securities during the quarter ended December 31, 2025.

Shares of the Company’s common stock totaling 96,079 were repurchased during the quarter ended December 31, 2025 as outlined below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)

October 1, 2025 through October 31, 2025	25,561	19.73	25,561	75,662
November 1, 2025 through November 30, 2025	69,202	18.98	69,202	6,460
December 1, 2025 through December 31, 2025	1,316	19.58	1,316	5,144
	96,079	61.65	96,079	5,144

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

Overview

Total assets increased $14.9 million, or 1.7%, to $881.7 million at December 31, 2025 from $866.8 million at December 31, 2024. The increase was due primarily to increases in net loans ($28.6 million, or 4.0%), and in cash and cash equivalents ($12.4 million, or 30.0%) and offset by decreases in investments (available-for-sale, held-to-maturity, and other) ($25.0 million or 35.7%).

Net income increased $2.9 million, or 53.1%, to $8.3 million for the year ended December 31, 2025, compared to $5.4 million for the year ended December 31, 2024. The increase was due to an increase in interest income and decreases in noninterest expense and provision for credit loss partially offset by increases in deposit costs. Interest income increased $3.0 million, or 6.3%, to $51.0 million for the year ended December 31, 2025 from $48.0 million for the year ended December 31, 2024. The increase was due to a $3.5 million increase in interest income on loans and a $467,000 increase in interest income on interest-earning deposits, offset by a $958,000 decrease in income on investment securities. Interest expense increased $1.1 million, or 5.7%, to $19.9 million for the year ended December 31, 2025 compared to $18.8 million for the year ended December 31, 2024, due to increases in nearly all interest expense categories. Noninterest expenses decreased $2.1 million, or 8.7%, to $21.7 million for the year ended December 31, 2025, from $23.8 million for the year ended December 31, 2024. Income tax expense increased $1.4 million, or 88.5%, to $2.9 million for the year ended December 31, 2025 compared to $1.5 million for the year ended December 31, 2024.

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

Management believes the allowance for credit losses was appropriate at December 31, 2025 and 2024. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for credit losses. As a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is the responsibility of Affinity Bank and any increase or decrease in the allowance is the responsibility of management.

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

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

Total assets increased $14.9 million, or 1.7%, to $881.7 million at December 31, 2025 from $866.8 million at December 31, 2024. The increase was due primarily to increases in gross loans ($28.6 million, or 4.0%) and in cash and cash equivalents ($12.4 million, or 30.0%), offset by decreases in investments (available-for-sale, held-to-maturity, and other) ($25.0 million or 35.7%).

Cash and cash equivalents increased $12.4 million, or 30.0% to $53.9 million at December 31, 2025 from $41.4 million at December 31, 2024, due mainly to deposit growth.

Gross loans increased $28.6 million, or 4.0%, to $742.7 million at December 31, 2025 from $714.1 million at December 31, 2024. Non-owner occupied commercial real estate loans increased $9.9 million, or 6.0%, to $176.6 million at December 31, 2025 from $166.7 million at December 31, 2024, and consumer loans increased $15.2 million, or 12.6%, to $135.8 million at December 31, 2025 from $120.6 million at December 31, 2024. We recorded an increase in owner occupied commercial real estate loans of $6.3 million, or 4.0% to $163.2 million at December 31, 2025 from $156.9 million at December 31, 2024. In addition, construction loans increased $5.0 million, or 7.4% to $72.6 million at December 31, 2025 from $67.6 million at December 31, 2024, as we have seen continued success with our strategic initiative to increase construction lending to continue to diversify our loan portfolio. One-to-four family residential real estate loans decreased $6.2 million, or 11.4%, to $48.0 million at December 31, 2025 from $54.1 million at December 31, 2024. Commercial and industrial loans decreased $1.7 million, or 1.1%, to $146.5 million at December 31, 2025 from $148.2 million at December 31, 2024.

Securities held-to-maturity decreased to $0 at December 31, 2025, from $27.3 million at December 31, 2024, as securities were sold, called or transferred to available-for-sale securities throughout the year. Securities available-for-sale increased $2.3 million to $38.8 million at December 31, 2025 from $36.5 million at December 31, 2024.

Total deposits increased $21.5 million, or 3.2%, to $695.0 million at December 31, 2025 from $673.5 million at December 31, 2024. Certificates of deposit increased $1.7 million, or 0.8%, to $225.2 million at December 31, 2025 from $223.4 million at December 31, 2024, money market accounts increased $8.7 million or 5.9% to $157.4 million at December 31, 2025 from $148.8 million at December 31, 2024, interest-bearing checking increased $8.8 million or 11.9% to $82.6 million at December 31, 2025 from $73.8 million at December 31, 2024, and savings accounts increased $20.9 million, or 27.5% to $97.0 million at December 31, 2025 from $76.1 million at December 31, 2024. The growth in savings is attributed to the opening of additional FitnessBank accounts, the timing of our rate adjustments relative to competitors, as well as an increase in the advertisement of rates. These increases were offset by decreases in non-interest-bearing checking ($18.6 million, or 12.3%). The loan-to-deposit ratio at December 31, 2025 was 106.9%, as compared to 106.0% at December 31, 2024.

We had $54.0 million of Federal Home Loan Bank advances at December 31, 2025, compared to $54.0 million of Federal Home Loan Bank advances and $4.8 million outstanding under the Bank Term Funding Program at December 31, 2024.

Stockholders’ equity decreased $2.1 million or 1.6%, to $127.0 million at December 31, 2025 from $129.1 million at December 31, 2024. We recognized net income of $8.3 million for the year ended December 31, 2025, change in accumulated other comprehensive loss of $2.1 and $2.2 million related to stock compensation and ESOP expenses, along with $8.8 million of dividends paid, and $5.9 million in common stock repurchases.

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

	For the Year Ended December 31,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$728,818	$44,876	6.16%	$687,487	$41,349	6.01%
Investment securities held-to-maturity	21,797	1,330	6.10%	32,723	2,018	6.17%
Investment securities available-for-sale	40,560	1,495	3.69%	47,449	1,778	3.75%
Interest-earning deposits and federal funds	70,591	2,926	4.15%	49,385	2,459	4.98%
Other investments	6,231	382	6.13%	5,801	369	6.36%
Total interest-earning assets	867,997	51,009	5.88%	822,845	47,973	5.83%
Non-interest-earning assets	47,708			49,505
Total assets	$915,705			$872,350

Interest-bearing liabilities:
Interest-bearing checking accounts	$85,552	$429	0.50%	$87,058	$448	0.51%
Money market accounts	165,222	4,950	3.00%	147,049	4,760	3.24%
Savings accounts	87,611	2,570	2.93%	73,176	2,091	2.86%
Certificates of deposit	242,720	9,831	4.05%	217,517	9,157	4.21%
Total interest-bearing deposits	581,105	17,780	3.06%	524,800	16,456	3.14%
FHLB advances and other borrowings	54,211	2,092	3.86%	55,104	2,351	4.27%
Total interest-bearing liabilities	635,316	19,872	3.13%	579,904	18,807	3.24%
Non-interest-bearing liabilities	154,016			166,702
Total liabilities	789,332			746,606
Total stockholders' equity	126,373			125,744
Total liabilities and stockholders' equity	$915,705			$872,350
Net interest rate spread			2.75%			2.59%
Net interest income		$31,137			$29,166
Net interest margin			3.59%			3.54%

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

	Year Ended December 31, 2025 vs. 2024
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$3,440	$87	$3,527
Investment securities held-to-maturity	(687)	(1)	(688)
Investment securities available-for-sale	(282)	(1)	(283)
Interest-earning deposits and federal funds	1,600	(1,133)	467
Other investments	40	(27)	13
Total interest-earning assets	4,111	(1,075)	3,036

Interest-bearing liabilities:
Interest-bearing checking accounts	(19)	—	(19)
Money market accounts	965	(775)	190
Savings accounts	477	2	479
Certificates of deposit	1,426	(752)	674
Total interest-bearing deposits	2,849	(1,525)	1,324
FHLB advances and other borrowings	(208)	(51)	(259)
Total interest-bearing liabilities	2,641	(1,576)	1,065

Change in net interest income	$1,470	$501	$1,971

Comparison of Operating Results for the Years Ended December 31, 2025 and 2024

General. Net income increased $2.9 million, or 53.1%, to $8.3 million for the year ended December 31, 2025, compared to $5.4 million for the year ended December 31, 2024. An increase in net interest income and a decrease in noninterest expense were offset by a decrease in noninterest income.

Interest Income. Interest income increased $3.0 million, or 6.3%, to $51.0 million for the year ended December 31, 2025 from $48.0 million for the year ended December 31, 2024. Our average yield on loans increased 15 basis points to 6.16% for the year ended December 31, 2025 from 6.01% for the year ended December 31, 2024. The increase in interest income on loans and associated yield was a result of increases in volume with new loans being made at higher market rates. Our average balance of loans increased $41.3 million, or 6.0%, to $728.8 million for the year ended December 31, 2025 from $687.5 million for the year ended December 31, 2024, as we continued to focus our growth in commercial loans secured by real estate, indirect loans and construction.

Interest income on securities available for sale and held to maturity decreased $971,000 to $2.8 million for the year ended December 31, 2025 from $3.8 million for the year ended December 31, 2024. Our average balance of securities decreased $17.8 million, or 22.2%, to $62.4 million for the year ended December 31, 2025 from $80.2 million for the year ended December 31, 2024. The average rate earned on securities available for sale and held to maturity decreased 20 basis points during 2025, to 4.53% from 4.73%.

Interest income on interest-earning deposits and federal funds increased $467,000 to $2.9 million for the year ended December 31, 2025 from $2.5 million for the year ended December 31, 2024. The average balance of interest-earning deposits increased $21.2 million, or 42.9%, to $70.6 million for the year ended December 31, 2025 from $49.4 million for the year ended December 31, 2024.

Interest Expense. Interest expense increased $1.1 million, or 5.7%, to $19.9 million for the year ended December 31, 2025 compared to $18.8 million for the year ended December 31, 2024, due to increases in interest expense on deposits offset by decreases Federal Home Loan Bank advances and other borrowings.

Interest expense on deposits increased $1.3 million, or 8.1%, to $17.8 million for the year ended December 31, 2025 from $16.5 million for the year ended December 31, 2024. We recorded increases in interest expense on all deposits products, except interest bearing checking accounts. Interest expense on certificates of deposit increased $674,000, or 7.4%, to $9.8 million for the year ended December 31, 2025 from $9.2 million for the year ended December 31, 2024. We also recognized increases in interest expense on savings accounts of $479,000, or 22.9%, as increases in average balances of $14.4 million and market interest rates increased the rates we paid on these types of deposits by seven basis points to 2.93%.

Interest expense on borrowings decreased to $2.1 million for the year ended December 31, 2025 compared to $2.4 million for the year ended December 31, 2024. The average balance of borrowings decreased $893,000 to $54.2 million at December 31, 2025 compared to $55.1 million at December 31, 2024. Borrowing decreases related to paying off the $4.8 million outstanding under the Bank Term Funding Program at December 31, 2024.

Net Interest Income. Net interest income before provision for credit losses increased by $2.0 million, or 6.8%, to $31.1 million for the year ended December 31, 2025 from $29.2 million for the year ended December 31, 2024. Our average interest-earning assets increased by $45.2 million, or 5.5%, to $868.0 million for the year ended December 31, 2025 from $822.8 million for the year ended December 31, 2024, while our net interest rate spread increased by 16 basis points to 2.75% for the year ended December 31, 2025 from 2.59% for the year ended December 31, 2024, reflecting a five basis point increase in the average rate earned on interest-earning assets and a decrease of 11 basis points in the rate paid on interest-bearing liabilities. Our net interest margin was 3.59% for the year ended December 31, 2025 compared to 3.54% for the year ended December 31, 2024.

Provisions for Credit Losses. Provisions for credit losses are charged to operations to establish an allowance for credit losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. Management determines the ACL balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit behaviors along with model judgments provide the basis for the estimation of expected credit losses. Adjustments to modeled loss estimates may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in economic conditions, property values, or other relevant factors. For the majority of loans and leases, the ACL is calculated using a discounted cash flow methodology applied at a loan level with a one-year reasonable and supportable forecast period and a two-year straight-line reversion period. See “Summary of Significant Accounting Policies” for additional information.

After an evaluation of these factors, we recorded a provision for credit losses of $125,000 for the year ended December 31, 2025, compared to $438,000 for the year ended December 31, 2024. Our allowance for credit losses was $9.0 million at December 31, 2025 compared to $8.5 million at December 31, 2024. The allowance for credit losses to total loans was 1.21% at December 31, 2025 compared to 1.19% at December 31, 2024, while the allowance for credit losses to non-performing loans was 251.9% at December 31, 2025 compared to 177.9% at December 31, 2024. We had charge-offs of $333,000 and recoveries of $561,000 during the year ended December 31, 2025 compared to charge-offs of $225,000 and recoveries of $741,000 during the year ended December 31, 2024. To the best of our knowledge, we have recorded all credit losses that are both probable and reasonable to estimate at December 31, 2025. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses.

Noninterest Income. Noninterest income decreased $91,000, or 4.5%, to $1.9 million for the year ended December 31, 2025 from $2.0 million for the year ended December 31, 2024. The decrease resulted primarily from a decrease in service charges on deposit accounts of $136,000 and gain on sale of other real estate of $135,000 in prior year.

Noninterest Expenses. Noninterest expenses information is as follows.

	Year Ended December 31,		Change
	2025	2024	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$12,904	$13,126	$(222)	(1.7)%
Occupancy	2,368	2,451	(83)	(3.4)%
Data processing	2,203	2,087	116	5.5%
Other	4,224	6,097	(1,873)	(30.7)%
Total non-interest expenses	$21,699	$23,761	$(2,062)	(8.7)%

Noninterest expenses decreased $2.1 million, or 8.7%, to $21.7 million for the year ended December 31, 2025, from $23.8 million for the year ended December 31, 2024, due mainly to a decrease in other expenses, and specifically merger-related expenses.

Income Tax Expense. We recorded income tax expense of $2.9 million and $1.5 million for the years ended December 31, 2025 and 2024. The increase in income tax expense was due to increased income before income taxes in 2025.

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

The table below sets forth, as of December 31, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes noted below are within Company's policy guidelines.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$29,935	(8.27)%
+200	31,350	(3.93)%
Level	32,633	—
-200	32,393	(0.74)%
-400	32,233	(1.23)%

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. We use a sources and uses of liquidity analysis as our primarily liquidity test to assess our ability to meet short-term and long-term funding needs on at least a monthly basis and more often when needed. We calculate our liquidity ratio as the sum of cash, short-term assets (generally securities with a remaining maturity of less than one year) and marketable assets (generally securities with a remaining maturity of greater than one year and are not pledged to liabilities) divided by the sum of net deposits (generally core deposits including time deposits both under and over $250,000), short-term liabilities (generally borrowings with a remaining maturity of one year or less) and volatile liabilities (generally brokered deposits and listing service deposits both under and over $250,000). We seek to maintain a liquidity ratio of 12.0% or greater. At December 31, 2025 and 2024, we were in compliance with these guidelines. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At December 31, 2025, we had a $50.6 million line of credit with the Federal Home Loan Bank of Atlanta with $54.0 million in borrowings and a $13.0 million letter of credit outstanding which is used to collateralize public deposits. In addition, at December 31, 2025, we had a $32.5 million in unsecured federal funds lines of credit. Nothing was outstanding on these lines of credit at December 31, 2025. We also have a line of $56.7 million with the Federal Reserve Bank of Atlanta Discount Window (the "Discount Window") secured by $77.0 million in loans. No amount was outstanding on the Discount Window line at December 31, 2025.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $11.6 million and $6.8 million for the years ended December 31, 2025 and 2024, respectively. Net cash used in investing activities was $1.2 million and $33.2 million for the years ended December 31, 2025 and 2024, respectively. Net cash used in investing activities typically consists primarily of disbursements for loan originations and purchases of investment securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and paydowns on securities. Net cash provided by financing activities, which consists primarily of activity in deposit accounts and proceeds from or repayments of borrowings, and equity transactions such as stock repurchase and dividends paid was $2.0 million for the year ended December 31, 2025, compared to net cash provided by financing activities of $17.9 for the year ended December 31, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2025, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at December 31, 2025 and 2024. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process according to loans we make. At December 31, 2025, we had outstanding commitments to originate loans of $72.0 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2025 totaled $123.8 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Affinity Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Affinity Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended and the related notes to the consolidated financial statements (the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Estimate of allowance for credit losses – reserves related to collectively evaluated loans

As described in Notes 1 and 3 to the financial statements, the Company’s allowance for credit losses (“ACL”) totaled $8,994,000 of which the full amount relates to collectively evaluated loans (general reserve). The Company has identified loan pools with similar risk characteristics and estimated the general reserves for all loan pools using the discounted cash flow method.

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

Atlanta, Georgia

AFFINITY BANCSHARES, INC.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
	(Dollars in thousands except per share amounts)
Assets
Cash and due from banks	$6,924	$7,092
Interest-earning deposits in other depository institutions	46,926	34,333
Cash and cash equivalents	53,850	41,425
Investment securities available-for-sale	38,759	36,502
Investment securities held-to-maturity (estimated fair value of $27,286 net of allowance for credit losses of $45 at December 31, 2024)	—	27,299
Other investments	6,264	6,175
Loans	742,682	714,115
Allowance for credit loss on loans	(8,994)	(8,496)
Net loans	733,688	705,619
Premises and equipment, net	2,836	3,261
Bank owned life insurance	17,161	16,487
Intangible assets	17,984	18,175
Other assets	11,155	11,874
Total assets	$881,697	$866,817

Liabilities and Stockholders' Equity

Liabilities:
Non-interest-bearing checking	$132,796	$151,395
Interest-bearing checking	82,612	73,841
Money market accounts	157,439	148,752
Savings accounts	96,981	76,053
Certificates of deposit	225,177	223,440
Total deposits	695,005	673,481
Federal Home Loan Bank advances and other borrowings	54,000	58,815
Accrued interest payable and other liabilities	5,673	5,406
Total liabilities	754,678	737,702
Stockholders' equity:
Common stock (par value $0.01 per share, 40,000,000 shares authorized; 6,095,631 issued and outstanding at December 31, 2025 and 6,409,598 issued and outstanding at December 31, 2024)	61	64
Preferred stock (10,000,000 shares authorized, no shares outstanding)	—	—
Additional paid in capital	58,069	62,355
Unearned ESOP shares	(3,570)	(4,378)
Retained earnings	76,111	76,786
Accumulated other comprehensive loss	(3,652)	(5,712)
Total stockholders' equity	127,019	129,115
Total liabilities and stockholders' equity	$881,697	$866,817

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Income

	Year Ended December 31,
	2025	2024
	(Dollars in thousands except per share amounts)
Interest income:
Loans, including fees	$44,876	$41,349
Investment securities	3,207	4,165
Interest-earning deposits	2,926	2,459
Total interest income	51,009	47,973
Interest expense:
Deposits	17,780	16,456
FHLB advances and other borrowings	2,092	2,351
Total interest expense	19,872	18,807
Net interest income before provision for credit losses	31,137	29,166
Provision for credit losses	125	438
Net interest income after provision for credit losses	31,012	28,728
Noninterest income:
Service charges on deposit accounts	1,384	1,520
Loss on sales of investment securities available for sale and held to maturity	(260)	(385)
Net gain on sale of other real estate owned	—	135
Other	800	745
Total noninterest income	1,924	2,015
Noninterest expenses:
Salaries and employee benefits	12,904	13,126
Occupancy	2,368	2,451
Data processing	2,203	2,087
Other	4,224	6,097
Total noninterest expenses	21,699	23,761
Income before income taxes	11,237	6,982
Income tax expense	2,905	1,541
Net income	$8,332	$5,441
Weighted average common shares outstanding
Basic	6,277,003	6,414,182
Diluted	6,445,771	6,575,406
Basic earnings per share	$1.33	$0.85
Diluted earnings per share	$1.29	$0.83

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2025	2024
	(In thousands)
Net income	$8,332	$5,441
Other comprehensive income:
Net unrealized gains on available-for-sale securities, net of taxes of $627 and $113	1,868	335
Reclassification adjustment for loss included in net income, net of taxes of $68 and $100	192	285
Total other comprehensive income	2,060	620
Total comprehensive income	$10,392	$6,061

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Years Ended December 31, 2025 and 2024
					Accumulated
		Additional			Other
	Common	Paid In	Unearned	Retained	Comprehensive
	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)

Beginning balance December 31, 2024	$64	$62,355	$(4,378)	$76,786	$(5,712)	$129,115
ESOP loan payment and release of ESOP shares	—	710	808	(216)	—	1,302
Stock-based compensation expense	—	884	—	10	—	894
Exercise of stock options	—	59	—	—	—	59
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	2,060	2,060
Common stock repurchase	(3)	(5,939)	—	—	—	(5,942)
Dividend	—	—	—	(8,801)	—	(8,801)
Net income	—	—	—	8,332	—	8,332
Ending balance December 31, 2025	$61	$58,069	$(3,570)	$76,111	$(3,652)	$127,019

Beginning balance December 31, 2023	$64	$61,026	$(4,587)	$71,345	$(6,332)	$121,516
ESOP loan payment and release of ESOP shares	—	195	209	—	—	404
Stock-based compensation expense	—	1,134	—	—	—	1,134
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	620	620
Net income	—	—	—	5,441	—	5,441
Ending balance December 31, 2024	$64	$62,355	$(4,378)	$76,786	$(5,712)	$129,115

See accompanying notes to consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$8,332	$5,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, (accretion) and amortization	720	738
Stock-based compensation expense	894	1,134
Deferred income tax expense	60	162
Provision for credit losses	125	438
ESOP expense	1,302	404
Net loss on sale of investment securities	260	385
Net gain on sale of other real estate owned	—	(135)
Loss on sale of premises and equipment	3	—
Increase in cash surrender value of bank owned life insurance	(387)	(401)
Change in:
Accrued interest receivable and other assets	(36)	731
Accrued interest payable and other liabilities	367	(2,106)
Net cash provided by operating activities	11,640	6,791
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(7,546)	—
Purchases of premises and equipment	(422)	(422)
Proceeds from disposal of premises and equipment	10	—
Proceeds from sale of investment securities available-for-sale	8,551	8,813
Proceeds from sale of investment securities held-to-maturity	12,023	—
Proceeds from paydowns of investment securities available-for-sale	6,504	3,758
Proceeds from paydowns and calls of investment securities held-to-maturity	8,231	7,095
Purchases of other investments	(89)	(741)
Net change in loans	(28,215)	(54,733)
Purchase of bank owned life insurance	(287)	—
Proceeds from sales of other real estate owned	—	2,985
Net cash used in investing activities	(1,240)	(33,245)
Cash flows from financing activities:
Net change in deposits	21,524	(962)
Common stock repurchase	(5,942)	—
Proceeds from FHLB advances	10,000	24,000
Repayment of FHLB advances	(10,000)	(10,000)
Proceeds from federal funds purchased	26	27
Repayment of federal funds purchased	(26)	(27)
Dividends paid to shareholders	(8,801)	—
Exercise of stock options	59	—
Proceeds from other borrowings	—	11,838
Repayment of other borrowings	(4,815)	(7,023)
Net cash provided by financing activities	2,025	17,853
Net change in cash and cash equivalents	12,425	(8,601)
Cash and cash equivalents at beginning of period	41,425	50,026
Cash and cash equivalents at end of period	$53,850	$41,425
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,070	$2,159
Federal	1,850	1,908
State	220	251
Cash paid for interest	19,236	18,906
Carrying amount of secuirities held-to-maturity transferred to available-for-sale	7,649	—

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

Earnings Per Share

	Year Ended December 31,
	2025	2024
	(Dollars in thousands except per share data)

Net income	$8,332	$5,441
Weighted average common shares outstanding	6,277,003	6,414,182
Effect of dilutive common stock awards	168,768	161,224
Diluted weighted average common shares outstanding	6,445,771	6,575,406
Basic earnings per common share	$1.33	$0.85
Diluted earnings per common share	1.29	0.83

Recent Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could or have impacted the accounting, reporting and/or disclosure of financial information by the Company.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures ("ASU 2023-09"). This ASU was issued to enhance the transparency and decision usefulness of income tax disclosures. The ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The Company adopted this standard effective January 1, 2025 on a prospective basis. The adoption did not have a material impact on the Company's financial position, results of operations or cash flows, but resulted in enhanced, disaggregated disclosures in the income tax footnote.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU")

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which requires enhanced disclosures in the notes to the financial statements about the nature of certain income statement expenses. The amendments require entities to disaggregate specific expense categories, such as employee compensation, depreciation, amortization, and other significant expenses, while not changing existing income statement presentation or recognition and measurement guidance. For entities other than public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within fiscal years beginning after December 15, 2028. Early adoption is permitted. Management is currently evaluating the impact of this guidance on the Bank’s financial statement disclosures.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures—Clarifying the Effective Date, which clarifies the effective date of previously issued guidance related to enhanced disclosures of certain income statement expense categories. The amendments do not change existing recognition or measurement guidance and primarily affect note disclosures. The guidance is effective for entities other than public business entities for annual reporting periods beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2028. Early adoption is permitted. Management is currently evaluating the impact of the amendments on the Company’s financial statement disclosures.

In May 2025, the FASB issued ASU 2025-04, Revenue from Contracts with Customers (Topic 606) and Compensation—Stock Compensation (Topic 718): Clarifications to Share-Based Consideration Payable to a Customer. The amendments clarify the accounting for share-based payment awards issued as consideration to customers, including revisions to the definition of a performance condition and removal of the forfeiture policy election for such awards. The guidance also clarifies that the variable consideration constraint does not apply to share-based consideration payable to a customer. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. Management does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the scope and application of interim reporting requirements and consolidates existing interim disclosure guidance within Topic 270. The amendments introduce a disclosure principle requiring entities to disclose material events and changes since the end of the most recent annual reporting period and provide guidance on the form and content of interim financial statements. For entities other than public business entities, the amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Other Investments

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Allowance for Credit Losses - Loans

The Current Expected Credit Loss ("CECL") framework requires an estimate of expected credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. The following discussion provides a description of the methodology applied to calculate the ACL under CECL.

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Reclassification

Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis and had no effect on stockholders’ equity or net income.

(2) Investment Securities

Investment securities available-for-sale at December 31, 2025 and 2024 are as follows: (in thousands)

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal securities - tax exempt	$514	—	$(55)	$459
Municipal securities - taxable	2,040	—	(250)	1,790
U. S. Government sponsored enterprises	9,815	—	(2,477)	7,338
Government agency mortgage-backed securities	18,137	62	(2,012)	16,187
Corporate securities	13,143	55	(213)	12,985
Total	$43,649	$117	$(5,007)	$38,759
December 31, 2024
U.S. Treasury securities	$5,187	$—	$(620)	$4,567
Municipal securities - tax exempt	520	—	(87)	433
Municipal securities - taxable	2,041	—	(370)	1,671
U. S. Government sponsored enterprises	11,837	—	(3,356)	8,481
Government agency mortgage-backed securities	15,076	—	(2,732)	12,344
Corporate securities	9,486	67	(547)	9,006
Total	$44,147	$67	$(7,712)	$36,502

There are no investment securities held-to-maturity at December 31, 2025. During the year ended December 31, 2025, the Company sold certain debt securities that had been classified as held‑to‑maturity. The securities were sold to address balance sheet repositioning. Under U.S. GAAP, the sale of securities classified as held‑to‑maturity for reasons other than those specifically permitted by accounting guidance calls into question the Company’s ability to assert positive intent to hold remaining HTM securities to maturity. As a result, the Company determined that the sale tainted the held‑to‑maturity classification.

Accordingly, all remaining securities in the amount of $7.6 million previously classified as held‑to‑maturity were reclassified to available‑for‑sale as in November 2025. Investment securities held-to-maturity at December 31, 2024 are as follows: (in thousands)

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Estimated Allowance for Credit Losses
Government agency mortgage-backed securities	$715	$—	$(103)	$612	$—
Corporate securities	26,629	211	(166)	26,674	(45)
Total	$27,344	$211	$(269)	$27,286	$(45)

The Bank recorded a reversal of provision for credit loss of $45,000 upon the sale of the investment securities held-to-maturity for the year ended December 31, 2025. The Bank recorded provision for credit loss of $13,000 for held-to-maturity securities for the year ended December 31, 2024.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Investment securities available-for-sale in an unrealized loss position at December 31, 2025 and 2024 are as follows: (in thousands)

	Less Than 12 Months		12 Months or More		Total
December 31, 2025	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal securities - tax exempt	—	—	$459	$(55)	$459	$(55)
Municipal securities - taxable	—	—	1,790	(250)	1,790	(250)
U. S. Government sponsored enterprises	—	—	7,338	(2,477)	7,338	(2,477)
Government agency mortgage-backed securities	—	—	12,469	(2,012)	12,469	(2,012)
Corporate securities	—	—	4,285	(213)	4,285	(213)
Total	$—	$—	$26,341	$(5,007)	$26,341	$(5,007)
December 31, 2024
U.S. Treasury securities	$—	$—	$4,567	$(620)	$4,567	$(620)
Municipal securities - tax exempt	—	—	433	(87)	433	(87)
Municipal securities - taxable	—	—	1,671	(370)	1,671	(370)
U. S. Government sponsored enterprises	—	—	8,481	(3,356)	8,481	(3,356)
Government agency mortgage-backed securities	—	—	12,344	(2,732)	12,344	(2,732)
Corporate securities	—	—	5,446	(547)	5,446	(547)
Total	$—	$—	$32,942	$(7,712)	$32,942	$(7,712)

There were 40 available-for-sale securities in an unrealized loss position for 12 months or greater totaling $5.0 million as of December 31, 2025. The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly. Three of the securities are agency bonds, so these are direct obligations of the U.S. Government. Twenty-five of the securities are mortgage-backed bonds that have the direct or implied backing of the U.S. Government. Three of the bonds are municipal securities and the remaining nine securities are corporate securities that are either trust preferred securities or subordinated debentures where the Bank performs a credit review regularly and such review has raised no concerns.

Debt securities issued by U.S. government agencies, and U.S. government-sponsored enterprises ("GSEs"), including notes and mortgage backed securities, accounted for the majority of the available-for-sale portfolio as of December 31, 2025, and the Bank expects no credit losses on these securities, given the explicit and implicit guarantees provided by the U.S. federal government. The available-for-sale portfolio also includes corporate securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Bank monitors the credit quality of these corporate bonds through quarterly credit reviews to determine impairment, if any. The decline in fair value is attributable to changes in interest rates, and not credit quality, and the Bank does not have the intent to sell the U.S. government and agencies debt securities and the corporate securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider impairments on these securities to be credit related as of December 31, 2025 and no allowance for credit loss is required.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of investment securities available-for-sale and held to maturity at December 31, 2025, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. (in thousands):

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
Within 1 year	$1,000	$1,002
Greater than 1 to 5 years	4,019	4,052
Greater than 5 to 10 years	10,164	9,721
Greater than 10 years	10,329	7,797
	25,512	22,572
Government agency mortgage-backed securities	18,137	16,187
Total	$43,649	$38,759

Proceeds from the sales of investment securities available-for-sale totaled $8.6 million and $8.8 million in 2025 and 2024, respectively, with gross losses of $674,000 and $385,000, respectively. Proceeds from the sales of investment securities held-to-maturity totaled $12.0 million sales of investment securities held-to-maturity in 2025 , with gross gains of $414,000. There were no sales of investment securities held-to-maturity in 2024.

Available-for-sale securities with a carrying value of approximately $5.8 million and $9.6 million were pledged to secure public deposits at both December 31, 2025 and 2024, respectively.

(3) Loans and Allowance for Credit Losses

Major classifications of loans, by collateral code, at December 31, 2025 and 2024 are summarized as follows: (in thousands)

	December 31, 2025	December 31, 2024
Commercial (secured by real estate - owner occupied)	$163,225	$156,923
Commercial (secured by real estate - non-owner occupied)	176,580	166,662
Commercial and industrial	146,491	148,150
Construction, land and acquisition & development	72,596	67,622
Residential mortgage 1-4 family	47,966	54,142
Consumer installment	135,824	120,616
Total	742,682	714,115
Less allowance for credit losses	(8,994)	(8,496)
Total loans, net	$733,688	$705,619

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in the Atlanta, Georgia Metropolitan Statistical Area. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market. The Bank has specialized expertise in lending to dentists and dental practices, with dental practice loans totaling $194.1 million, or 26.1%, and $185.4 million, or 26.0% of our loan portfolio, as of December 31, 2025 and 2024, respectively. The majority of these loans are commercial and industrial credits for practice acquisitions and equipment financing with the remainder being owner-occupied real estate. Accrued interest on loans totaled $2.3 million on December 31, 2025 and $2.3 million on December 31, 2024 and is included in other assets on the consolidated balance sheet.

The following table presents a rollforward of the allowance for credit losses on loans as follows (in thousands):

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

	Commercial (Secured by Real Estate - Owner Occupied)	Commercial (Secured by Real Estate - Non-Owner Occupied)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Allowance for Credit Loss
Beginning balance, December 31, 2024	$1,082	$1,115	$1,753	$1,134	$1,227	$1,632	$553	$8,496
Provision	70	143	(261)	70	(332)	222	358	270
Charge-offs	—	—	—	—	(17)	(316)	—	(333)
Recoveries	—	—	3	—	464	94	—	561
Ending balance, December 31, 2025	$1,152	$1,258	$1,495	$1,204	$1,342	$1,632	$911	$8,994
Allowance for Credit Loss
Beginning balance, December 31, 2023	$1,397	$1,298	$1,806	$927	$1,038	$1,534	$921	$8,921
Provision	(315)	(19)	(62)	207	239	543	(368)	225
Charge-offs	—	(164)	—	—	(50)	(527)	—	(741)
Recoveries	—	—	9	—	—	82	—	91
Ending balance, December 31, 2024	$1,082	$1,115	$1,753	$1,134	$1,227	$1,632	$553	$8,496

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

Allowance for credit loss on unfunded commitments for the year ended December 31, 2025 and 2024 is summarized below (in thousands):

	For the Year Ended
	December 31, 2025	December 31, 2024
Beginning balance	$744	$531
Provision	(100)	213
Ending Balance	$644	$744

The Bank classifies a loan as collateral-dependent when our borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate. There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the year ended December 31, 2025, and we had $2.4 million and $2.0 million of collateral-dependent loans without an allowance and no collateral-dependent loans with an allowance at December 31, 2025 and December 31, 2024, respectively.

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of December 31, 2025 and 2024 by class of loans: (in thousands)

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2025	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Accruing Loans Past Due	Nonaccrual with Allowance	Nonaccrual without Allowance	Current	Total
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$1,878	$161,347	$163,225
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	126	176,454	176,580
Commercial and industrial	—	—	—	—	—	564	145,927	146,491
Construction, land and acquisition & development	—	—	—	—	—	14	72,582	72,596
Residential mortgage	431	—	—	431	—	657	46,878	47,966
Consumer installment	259	—	—	259	—	331	135,234	135,824
Total	$690	$—	$—	$690	$—	$3,570	$738,422	$742,682

December 31, 2024	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Accruing Loans Past Due	Nonaccrual with Allowance	Nonaccrual without Allowance	Current	Total
Commercial (secured by real estate - owner occupied)	$370	$320	$—	$690	$—	$1,996	$154,237	$156,923
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	152	166,510	166,662
Commercial and industrial	1	—	—	1	—	—	148,149	148,150
Construction, land and acquisition & development	—	—	—	—	—	17	67,605	67,622
Residential mortgage	1,117	97	—	1,214	—	2,313	50,615	54,142
Consumer installment	526	76	—	602	—	299	119,715	120,616
Total	$2,014	$493	$—	$2,507	$—	$4,777	$706,831	$714,115

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of December 31, 2025 and 2024, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows: (in thousands):

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolvers	Total
Pass
Commercial (secured by real estate - owner occupied)	$20,433	$17,125	$13,637	$23,874	$17,594	$64,528	$3,889	$161,080
Commercial (secured by real estate - non-owner occupied)	20,110	41,348	24,036	34,784	25,843	24,934	4,876	175,931
Commercial and industrial	20,944	28,343	18,506	17,598	21,135	33,723	5,678	145,927
Construction, land and acquisition & development	29,547	33,565	5,202	3,368	462	438	—	72,582
Residential mortgage	3,888	3,210	4,637	5,439	1,925	21,111	6,979	47,189
Consumer installment	64,452	32,686	16,558	16,618	4,171	626	180	135,291
Total pass	159,374	156,277	82,576	101,681	71,130	145,360	21,602	738,000
Special Mention
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	267	—	267
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	523	—	523
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	114	—	114
Consumer installment	46	15	31	105	21	—	—	218
Total special mention	46	15	31	105	21	904	—	1,122
Substandard
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	1,878	—	1,878
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	126	—	126
Commercial and industrial	333	—	—	—	—	231	—	564
Construction, land and acquisition & development	—	—	—	—	—	14	—	14
Residential mortgage	—	—	—	167	—	496	—	663
Consumer installment	—	—	35	222	57	1	—	315
Total substandard	333	—	35	389	57	2,746	—	3,560

Total	$159,753	$156,292	$82,642	$102,175	$71,208	$149,010	$21,602	$742,682
Current year to date period gross charge-offs
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	17	—	17
Consumer installment	28	41	79	109	49	10	—	316
Total current period gross write-offs	$28	$41	$79	$109	$49	$27	$—	$333

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolvers	Total
Pass
Commercial (secured by real estate - owner occupied)	$14,663	$13,787	$24,695	$20,821	$20,742	$55,399	$4,519	$154,626
Commercial (secured by real estate - non-owner occupied)	39,237	24,280	39,334	27,344	4,710	24,269	6,776	165,950
Commercial and industrial	24,559	20,808	18,352	26,309	13,280	33,914	10,928	148,150
Construction, land and acquisition & development	43,503	16,831	5,770	1,026	101	374	—	67,605
Residential mortgage	4,127	6,605	5,970	2,022	1,478	24,811	6,345	51,358
Consumer installment	50,830	27,834	29,226	9,488	2,022	597	101	120,098
Total pass	176,919	110,145	123,347	87,010	42,333	139,364	28,669	707,787
Special Mention
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	301	—	301
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	534	—	534
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	212	—	212
Consumer installment	6	80	76	48	8	—	—	218
Total special mention	6	80	76	48	8	1,047	—	1,265
Substandard
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	1,996	—	1,996
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	178	—	178
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	17	—	—	17
Residential mortgage	—	—	185	185	96	2,106	—	2,572
Consumer installment	—	90	50	153	3	4	—	300
Total substandard	—	90	235	338	116	4,284	—	5,063

Total	$176,925	$110,315	$123,658	$87,396	$42,457	$144,695	$28,669	$714,115
Gross charge-offs
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	164	—	164
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	5	—	—	45	—	50
Consumer installment	6	76	360	79	—	6	—	527
Total current period gross write-offs	$6	$76	$365	$79	$—	$215	$—	$741

During the year ended December 31, 2025, there were three commercial loan modifications to borrowers with financial difficulty. One loan, secured by real estate - owner occupied, totaled $2.0 million that was previously modified in third quarter of 2024. The loan modification provided for a six-month period with reduced fixed payments of $5,000 for the first three months and $7,500 for the second three months. The additional two loans, commercial and industrial loans, consist of one commercial relationship that totaled $574,000. Both loans are secured by the guarantor’s businesses with secondary collateral being the guarantor’s primary residence. The loan modification provided for six interest-only payments. Following the six interest-only payments, the loan is scheduled to resume with principal and interest payments.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

There was one commercial (secured by real estate - owner occupied) loan modification to a borrower with financial difficulty during the year ended December 31, 2024 for $2.0 million. The loan modification provided for a six-month period with fixed payments of $5,000.

No loan modifications made to a borrower with financial difficulty subsequently defaulted during the years ended December 31, 2025 and 2024.

(4) Premises and Equipment

Premises and equipment at year ended December 31, 2025 and 2024 are summarized as follows: (in thousands)

	December 31, 2025	December 31, 2024
Land	$373	$373
Buildings	4,362	4,360
Leasehold improvements	912	912
Equipment and furniture	5,054	4,597
Construction in process	13	277
Automobile	66	66
	10,780	10,585
Less: Accumulated depreciation	7,944	7,324
	$2,836	$3,261

Depreciation expense was approximately $834,000 and $948,000 for the years ended December 31, 2025 and 2024, respectively.

(5) Intangible Assets

The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $1.1 million at December 31, 2025. The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $956,000 at December 31, 2024. Aggregate amortization expense for the years ended was $191,000 during 2025 and 2024.

The following table shows the estimated future amortization of the core deposit premium intangible asset for the next five years (in thousands). The projections of amortization expense are based on existing asset balances as of December 31, 2025.

Years ending December 31,
2026	$191
2027	191
2028	191
2029	192
Total	$765

Goodwill acquired through acquisition was $17.2 million at December 31, 2025 and 2024. The Company tested for impairment during the year and determined there was no impairment of goodwill during 2025 and 2024. No impairment loss was recognized during 2025 and 2024.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

(6) Leases

Substantially all of the leases in which the Company is the lessee are comprised of real estate for branches and office space with terms extending through 2027. The following table represents the consolidated balance sheet classification of the Company’s ROU assets and liabilities.

	Classification	December 31, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	Other assets	$709	$1,265
Liabilities
Operating lease liabilities	Accrued interest payable and other liabilities	$911	$1,583

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

For the years ended December 31, 2025 and 2024 operating lease cost was $552,000 and $559,000, respectively. As of December 31, 2025, the weighted average remaining lease term was 1.5 years and the weighted average discount rate was 1.89%. The following table represents the future maturities of the Company’s operating lease liabilities and other lease information (in thousands).

Years ending December 31,	Lease Liability
2026	$579
2027	346
Total lease payments	925
Less: interest	14
Present value of lease liabilities	$911

Supplemental Lease Information:	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$564	$610

(7) Deposits

At December 31, 2025, contractual maturities of certificates of deposit are summarized as follows: (in thousands).

Years ending December 31,
2026	$123,783
2027	43,839
2028	51,682
2029	1,158
2030	2,630
Thereafter	2,085
Total	$225,177

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The aggregate amounts of certificates of deposit of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, were approximately $38.6 million and $35.2 million at December 31, 2025 and 2024, respectively. Due to the FDIC insurance coverage rules and limits for a depositor's specific group of deposit accounts, it is important to note not all deposits in excess of $250,000 are uninsured.

Brokered certificates of deposit ("CDs") totaled $79.5 million and $107.3 million at December 31, 2025 and 2024. At December 31, 2025 brokered CDs had a weighted average rate of 4.50% and a weighted average maturity of 17 months.

(8) Borrowings

At December 31, 2025 and 2024, the Bank had a line of credit totaling $50.6 million and $40.0 million, respectively, from the FHLB, which is reviewed annually by the FHLB. At December 31, 2025, the Bank had remaining credit availability of $50.6 million.

The following advances were outstanding at December 31, 2025: (in thousands)

Advance Date	Advance	Interest Rate	Maturity	Rate	Call Feature
1/6/2023	$10,000	4.22%	1/6/2026	Fixed	N/A
1/6/2023	10,000	3.94%	1/6/2028	Fixed	N/A
10/25/2023	10,000	3.99%	10/25/2028	Convertible	4/27/2026
7/11/2024	14,000	3.50%	7/11/2029	Convertible	4/13/2026
6/13/2025	10,000	3.48%	6/13/2029	Convertible	N/A
	$54,000

There was $0 and $4.8 million outstanding under the Bank Term Funding Program at December 31, 2025 and December 31, 2024 respectively.

At December 31, 2025 and 2024, the FHLB advances were collateralized by certain loans which totaled approximately $448.6 million and $434.5 million at December 31, 2025 and 2024, respectively, and by the Company’s investment in FHLB stock which totaled approximately $3.2 million at both December 31, 2025 and 2024.

The Company had one FHLB letter of credit of $13.0 million and $12.5 million, used to collateralize public deposits, at December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024 the Bank had unsecured federal funds lines of credit of $32.5 million, for which none was outstanding as of December 31, 2025 and 2024. The Bank also has a line of $56.7 million and $65.1 million with the Federal Reserve Bank of Atlanta Discount Window secured by $77.0 million and $84.0 million in loans as of December 31, 2025 and 2024, respectively. No amount was outstanding on the Discount Window as of December 31, 2025 or 2024.

(9) Income Taxes

The components of income tax expense for the years ended December 31, 2025 and 2024 are as follows: (in thousands)

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Current	$2,845	$1,379
Deferred expense	60	162
	$2,905	$1,541

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2025 and 2024 is as follows: (dollars in thousands)

	Year Ended		Year Ended
	December 31, 2025		December 31, 2024
Pretax income at statutory rate	$2,360	21.0%	$1,466	21.0%
State income tax, net of federal benefit	296	2.6%	92	1.3%
Cash surrender value of life insurance	(81)	(0.6)%	(84)	(1.2)%
Permanent adjustments	—	0.0%	102	1.5%
Other	330	2.9%	(35)	(0.5)%
Actual tax expense, respectively	$2,905	25.9%	$1,541	22.1%

The following summarizes the sources and expected tax consequences of future deductions or income for income tax purposes which comprised the net deferred taxes at December 31, 2025 and 2024: (in thousands)

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Deferred income tax assets:
Allowance for credit losses	$2,462	$2,372
Deferred compensation	554	450
Net operating losses	1,194	1,358
Unrealized loss on investment securities available-for-sale	1,239	1,934
Fair value adjustments	62	93
Right-of-use liability	233	404
Other	5	121
Total deferred income tax assets	5,749	6,732
Deferred income tax liabilities:
Core deposit intangible	195	244
Premises and equipment	216	281
Right-of -use asset	210	370
Other	121	75
Total deferred income tax liabilities	742	970
Net deferred income tax asset	$5,007	$5,762

The Company establishes a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2025 and 2024, the Company believed that it will have sufficient earnings to realize its deferred tax asset and had not provided an allowance.

The Company is subject to federal income tax and income tax of state taxing authorities. The Company's federal and state income tax returns for the years ended December 31, 2025, 2024, 2023 and 2022 are open to audit under the statutes of limitations. The Company has approximately $4.4 million of Federal net operating loss carryforwards and $4.4 million of state net operating loss carryforwards that will begin to expire in 2032.

Prior to January 1, 1996, the Bank was permitted under the Internal Revenue Code (the “Code”) a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The provisions of the Code permitted the Bank to deduct from taxable income an allowance for bad debts based on the greater of a percentage of taxable income before such deduction or actual loss experience. Retained earnings at December 31, 2025 includes approximately $3.6 million for which no deferred Federal income tax liability has been recognized. The amounts represent an allocation of income for bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

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

In 2017, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. In January 2021, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing additional shares of the Company’s common stock. A total of 225,721 shares were purchased with the loan proceeds as part of the Company’s stock offering. The balance of the note payable of the ESOP was $4.0 million and $5.0 million at December 31, 2025 and 2024, respectively. Because the source of the loan payments are contributions received by the ESOP from the Company, the related notes receivable is shown as a reduction of stockholders’ equity. As of December 31, 2025 and 2024, 203,000 shares and 122,000 shares have been released, respectively.

(11) Benefit Plans

The Company has a profit sharing plan to provide retirement benefits for all employees. Contributions have been paid in the past to a trust fund annually by the Company in an amount determined by the board of directors. No contributions were made to the plan for the plan years ended December 31, 2025 and 2024 as the board of directors adopted an incentive program and paid cash bonuses rather than having contributions made to the profit sharing plan.

In 2014, the Company added a 401(k) feature to the profit sharing plan that covers substantially all employees. Under the terms of the feature, the Company may make matching contributions to the plan and the employees can contribute up to the maximum amounts allowed by Internal Revenue Service guidelines. The contribution expense related to the 401(k) feature totaled $234,000 and $266,000 for the plan years ended December 31, 2025 and 2024, respectively.

The Company sponsors a deferred compensation plan for directors. Under this plan, participating directors may defer their Board fees and receive the deferred amounts plus interest upon completion of their time as a director or at their election. The cumulative deferred contributions for the directors in the plan and earnings thereon at December 31, 2025 and 2024 totaled approximately $867,000 and $1.1 million, respectively. These amounts are included in other liabilities in the accompanying consolidated balance sheets. No contributions have been made to the plan since 2015 as the plan was frozen as of June 30, 2015.

The Company has a supplemental executive retirement plan ("SERP") for one of its executives. This normal retirement benefit consists of a monthly benefit payment equal to the amount that is paid from the annuity contract designated under the SERP. The normal retirement benefit will commence on the first day of the second month following the date of the executive’s separation from service, payable monthly and continuing for the executive’s lifetime. The monthly benefit equals $8,333. If the executive dies after benefit payments have commenced but before receiving a total of 180 monthly payments, the Company shall pay to the executive’s beneficiary the greater of (i) the account balance or (ii) the present value of the remaining payments to satisfy a total of 180 monthly payments. Such death benefit shall be payable in a lump sum no later than 60 days from the date of death. If the executive dies after receiving 180 or more benefit payments, the SERP will terminate and no additional payments will be made. The accrued liability for the plan at December 31, 2025 and 2024 was approximately $547,000 and $524,000, respectively and is recorded in other liabilities. The related expense for the plan was approximately $24,000 and $23,000 in 2025 and 2024, respectively. There was no earnings from the increase in the value of the annuity for the years ending December 31, 2025 and 2024. The carrying value of the annuity was approximately $957,000 and $956,000 for the years ended December 31, 2025 and 2024 and is recorded in other assets.

(12) Stock-Based Compensation Plans

The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the board of directors. In 2018, with subsequent

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

shareholder approval, the 2018 Equity Incentive Plan was approved up to 133,987 shares of common stock and up to 334,970 stock options.

In 2022, shareholders approved the Company's 2022 Equity Incentive Plan, which authorizes the issuance of up to 148,060 shares of common stock pursuant to restricted stock grants and up to 370,150 shares of common stock pursuant to the exercise of options.

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants during 2025 were as follows: dividend yield of 0%, expected volatility of 28.16%, risk-free interest rate of 4.28%, expected average life of 7.50, and weighted average per share fair value of options of $7.73.

A summary of the Company's stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2023	640,766	$12.58	7.75	$1,419
Outstanding - December 31, 2024	640,766	12.58	6.75	$5,724
Granted	7,000	18.53
Exercised	11,921	12.98
Forfeited	13,406	14.38
Outstanding December 31, 2025	622,439	12.60	5.78	$4,372
Exercisable - December 31, 2025	456,286	$11.82	5.23	$3,558

* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. All 2025 exercises of stock options were exercised in this manner.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. A summary of the Company's restricted stock activity is summarized below.

Restricted Stock	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value

Outstanding - December 31, 2023	166,591	$13.46
Vested	(58,982)
Outstanding - December 31, 2024	107,609	13.88
Vested	(50,629)
Outstanding - December 31, 2025	56,980	$14.70

* The terms of the restricted stock agreements permit the surrender of shares of the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 5,762 and 7,030 shares were surrendered during the years ended December 31, 2025 and 2024, respectively.

The Company recognized approximately $1.0 million and $1.3 million of stock-based compensation expense (included in salary and employee benefits on the consolidated statements of income) during 2025 and 2024, respectively, associated with its common stock awards granted to directors and officers. This expense is net of approximately $108,000 and $149,000 during the years ended December 31, 2025 and 2024 for shares surrendered to satisfy applicable tax withholding requirements.

As of December 31, 2025, there was approximately $1.5 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately 1.0 year.

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Common Equity Tier 1, Total and Tier I Capital to Risk-Weighted Assets and of Tier I Capital to Average Assets. Management believes, as of December 31, 2025 and 2024, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2025 and 2024, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 risk-based, total risk-based, Tier I risk-based and Tier I leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios for December 31, 2025 and 2024 are presented in the table below. (dollars in thousands)

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025:

Common Equity Tier 1 (to Risk Weighted Assets)	$97,604	12.04%	$36,480	4.50%	$52,693	6.50%
Total Capital (to Risk Weighted Assets)	107,254	13.24%	64,806	8.00%	81,008	10.00%
Tier I Capital (to Risk Weighted Assets)	97,604	12.04%	48,640	6.00%	64,806	8.00%
Tier I Capital (to Average Assets)	97,604	10.82%	36,083	4.00%	45,104	5.00%

As of December 31, 2024:
Common Equity Tier 1 (to Risk Weighted Assets)	$103,955	12.96%	$36,095	4.50%	$52,138	6.50%
Total Capital (to Risk Weighted Assets)	113,256	14.12%	64,168	8.00%	80,210	10.00%
Tier I Capital (to Risk Weighted Assets)	103,955	12.96%	48,127	6.00%	64,168	8.00%
Tier I Capital (to Average Assets)	103,955	12.01%	34,623	4.00%	43,279	5.00%

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

	For Year Ended December 31, 2025	For Year Ended December 31, 2024
Beginning balance	$22	$662
Loans advanced	2,848	70
Repayments	(50)	(710)
Ending balance	$2,820	$22

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

The aggregate amount of deposits from directors and executive officers and their affiliates amounted to $6.2 million and $5.2 million at December 31, 2025 and 2024, respectively.

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

In most cases, the Bank requires collateral or other security to support financial instruments with credit risk.

	December 31, 2025	December 31, 2024
Financial instruments whose contract amounts represent credit risk: (in thousands)
Commitments to extend credit	$75,862	$91,136
Letters of credit	4	—

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Following is a description of fair value methodologies used for financial assets and liabilities.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered individually evaluated and a specific reserve is established within the allowance for credit losses. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are individually evaluated. Once a loan is identified as individually evaluated, management measures impairment in accordance with GAAP. The fair value of individually evaluated loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those individually evaluated loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with GAAP, individually evaluated loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the individually evaluated loan as nonrecurring Level 2. When an appraised value is used or an appraisal is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the individually evaluated loan as nonrecurring Level 3. For disclosure purposes, the fair value of fixed rate loans which are not considered individually evaluated are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For collectively evaluated variable rate loans, the carrying amount is a reasonable estimate of fair value for disclosure purposes.

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had a fair value of $38.8 million and $36.5 million at December 31, 2025 and 2024, respectively. They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2025 and 2024 (in thousands).

December 31, 2025	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$2,373	$2,373
Total assets at fair value	$—	$—	$2,373	$2,373

December 31, 2024	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$2,000	$2,000
Total assets at fair value	$—	$—	$2,000	$2,000

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at December 31, 2025 and 2024 are as follows (in thousands):

		December 31, 2025		December 31, 2024
		Carrying	Estimated	Carrying	Estimated
		Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$53,850	$53,850	$41,425	$41,425
Investment securities available-for-sale	Level 2	38,759	38,759	36,502	36,502
Investment securities held-to-maturity	Level 2	—	—	27,299	27,286
Other investments	Level 3	6,264	6,264	6,175	6,175
Loans, net	Level 3	733,688	731,468	705,619	693,346
Financial liabilities:
Deposits	Level 3	695,005	695,635	673,481	672,708
FHLB advances and other borrowings	Level 3	54,000	53,761	58,815	58,944

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

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

(17) Condensed Parent Company Only Financial Information

A condensed summary of Affinity Bancshares, Inc.’s financial information is shown.

Parent Only Condensed Balance Sheets

	December 31, 2025	December 31, 2024
	(in thousands)
Assets
Cash in bank subsidiary	$8,270	$5,126
Investment in subsidiary, at underlying equity	112,758	117,220
Loan receivable - ESOP	3,958	4,971
Other assets	2,243	1,983
Total assets	$127,229	$129,300

Liabilities and Stockholders' Equity
Liabilities:
Other liabilities	$210	$185
Total liabilities	210	185

Stockholders' equity:
Total stockholders' equity	127,019	129,115
Total liabilities and stockholders' equity	$127,229	$129,300

AFFINITY BANCSHARES, INC.

Notes to Consolidated Financial Statements

Parent Only Condensed Statements of Income

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
	(in thousands)
Interest income:
Income on ESOP loan	$142	$167
Total interest income	142	167
Net interest income	142	167
Noninterest expenses:
Other noninterest expense	307	2,020
Loss before income taxes	(165)	(1,853)
Income tax benefit	31	502
Loss before equity in undistributed earnings of Bank	(134)	(1,351)
Equity in undistributed earnings of Bank	8,466	6,792
Net income	$8,332	$5,441

Parent Only Condensed Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
	(in thousands)
Cash flows from operating activities:
Net income	$8,332	$5,441
Adjustments to reconcile net income to net cash used in operating activities
Equity in undistributed earnings of Bank	(8,466)	(6,792)
Dividend from the bank	18,000	—
Other	(1,051)	(593)
Net cash used in operating activities	16,815	(1,944)
Cash flows from investing activities:
Payments from ESOP loan	1,013	331
Net cash provided by investing activities	1,013	331
Cash flows from financing activities:
Stock repurchase	(5,942)	—
Exercise of stock options	59	—
Cash dividend	(8,801)	—
Net cash used in financing activities	(14,684)	—
Net change in cash and cash equivalents	3,144	(1,613)
Cash and cash equivalents at beginning of period	5,126	6,739
Cash and cash equivalents at end of period	$8,270	$5,126

(18) Subsequent Event

On January 7, 2026, the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 304,524 shares of its common stock, or approximately 5% of the current outstanding shares.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting As of December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, As of December 31, 2025, the Company’s internal control over financial reporting is effective, based on those criteria.

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

There were no changes made in our internal controls during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in Securities and Exchange Commission regulations.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Securities Authorized for Issuance under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2025 with respect to compensation plans (other than our Employee Stock Ownership Plan) under which Company equity securities are authorized for issuance. Other than our Employee Stock Ownership Plan, we do not have any equity compensation plans that were not approved by our stockholders. Equity compensation plans approved by stockholders consist of the Affinity Bankshares, Inc. 2018 Equity Incentive Plan and Affinity Bancshares, Inc. 2022 Equity Incentive Plan.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	622,439	$12.60	26,534
Equity compensation plans not approved by security holders	—	N/A	—
Total	622,439	$12.60	26,534

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

Affinity Bancshares, Inc. Policy Regarding Insider Trading (incorporated by references to Exihibit 19 to amendment no. 1 to the annual report on 10-K (File NO. 001-39914) filed with the Securities and Exchange Commission on March 27, 2025)

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

32 97

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to amendment no. 1 to the annual report on 10-K (File No. 001-39914) filed with the Securities and Exchange Commission on March 27, 2025)

101

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

AFFINITY BANCSHARES, INC.

Date: March 20, 2026	By:	/s/ Edward J. Cooney
Edward J. Cooney
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edward J. Cooney	Chief Executive Officer	March 20, 2026
Edward J. Cooney	and Director (Principal Executive
Officer)

/s/ Brandi Pajot	Senior Vice President and Chief	March 20, 2026
Brandi Pajot	Financial Officer
(Principal Financial and
Accounting Officer)

/s/ William D. Fortson, Jr.	Chairman of the Board	March 20, 2026
William D. Fortson, Jr.

/s/ Marshall L. Ginn	Director	March 20, 2026
Marshall L. Ginn

/s/ Bob W. Richardson	Director	March 20, 2026
Bob W. Richardson

/s/ Howard G. Roberts	Director	March 20, 2026
Howard G. Roberts

/s/ Mark J. Ross	Director	March 20, 2026
Mark J. Ross

/s/ Edward P. Stone	Director	March 20, 2026
Edward P. Stone

/s/ Robin S. Reich	Director	March 20, 2026
Robin S. Reich

/s/ Teak Shore	Director	March 20, 2026
Teak Shore