Form 10-K/A
period 2025-12-31
Affinity Bancshares, Inc.
filed 2026-04-17
CIK 1823406

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

As of March 31, 2026 there were 6,094,885 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Affinity Bancshares, Inc. (the "Company") is filing this Amendment No. 1 (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "Original 10-K") to provide additional information required by Part III. This Amendment does not change the previously reported financial statements or any other disclosure contained in Part I or Part II in the Original 10-K. Part IV is being amended solely to add new certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Code of Ethics

Affinity Bancshares, Inc. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on Affinity Bancshares, Inc.’s website at www.newtonfederal.com under “About Us – Investor Relations – Governance – Governance Documents.”

Directors and Executive Officers

Our Board of Directors is comprised of nine members. Our Bylaws provide that directors are divided into three classes as nearly equal in number as possible, with one class of directors elected annually.

The following sets forth certain information regarding our Board of Directors and executive officers who are not directors, including the terms of office of board members. Except as indicated herein, there are no arrangements or understandings between any director and any other person pursuant to which such director was selected. Age information is as of December 31, 2025, and term as a director includes service with Affinity Bank (formerly Newton Federal Bank).

With respect to directors, the biographies contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Board of Directors to determine that the person should serve as a director. Each director of Affinity Bancshares, Inc. is also a director of Affinity Bank.

Directors

The following directors have terms ending following the fiscal year ending December 31, 2025:

Edward J. Cooney. Mr. Cooney, age 58, has served as a director since 2020. Mr. Cooney was appointed Affinity Bank’s Chief Executive Officer in 2020 in connection with Affinity Bank’s acquisition of the former Affinity Bank, a Georgia-chartered bank (“Legacy Affinity Bank”), and was also appointed President in October 2022. Mr. Cooney formerly served as President and Director of Legacy Affinity Bank and its holding company, ABB Financial Group, Inc. Mr. Cooney has served as a Chief Financial Officer, Chief Credit Officer, and Senior Loan Officer during his career. He is a former Chairman of the Community Bankers Association of Georgia Board. He has been involved in the banking industry for over 30 years. He began his career working at a CPA firm that specialized in banking. Mr. Cooney received his BBA in 1990 from Stetson University in DeLand, Florida. Mr. Cooney is a Certified Public Accountant licensed in the state of Georgia. Mr. Cooney’s position as Chief Executive Officer fosters clear accountability, effective decision-making, a clear and direct channel of communication from senior management to the full board of directors, and alignment on corporate strategy.

Robin S. Reich. Dr. Reich, age 68, has served as a director since 2020. Dr. Reich has been the President of Reich Dental Center, with offices in Smyrna and Roswell, Georgia, since 1991. Dr. Reich has been a practicing dentist since 1984. Dr. Reich has also served as the President and a 12-year board member of the Georgia Dental Association and as the Chairman of the American Dental Association, and is currently a member of the Dental Entrepreneur Association, which is committed to understanding large dental group practices. Dr. Reich served as a director of ABB Financial Group, Inc. and Legacy Affinity Bank beginning in 2019. Dr. Reich’s business experience gives us direct knowledge of the challenges facing the dental practice customers we now service as the result of our acquisition of Legacy Affinity Bank, as well as insights into our expanded market area as the result of our acquisition of Legacy Affinity Bank.

Bob W. Richardson. Mr. Richardson, age 77, has served as a director since 1991. Mr. Richardson was a licensed pharmacist for 40 years until his retirement in 2010. He was the owner and manager of People’s Drug Store, located in Covington, Georgia, beginning in 1979. Mr. Richardson is also the co-owner of Taziki’s Mediterranean Cafe, located in Athens, Georgia, which opened in 2014. Mr. Richardson’s experience as a small business owner gives him extensive insight into the customers who live in our market areas and economic developments affecting the communities in which we operate, as well as the challenges facing small businesses in our market area.

The following directors have terms ending following the fiscal year ending December 31, 2026:

William D. Fortson, Jr. Mr. Fortson, age 83, has served as a director since 1998. Mr. Fortson has over 49 years’

experience in the automobile industry, and has been the owner of Ginn Motor Company, located in Covington, Georgia, since 1987. Mr. Fortson has also served as member/manager of Ginn Chrysler, Jeep, Dodge, LLC since 2009. Mr. Fortson has strong marketing, sales, and customer service assessment skills, as well as significant experience in employee development, training, and business management.

Howard G. Roberts. Mr. Roberts, age 77, has served as a director since 2016. Mr. Roberts is the former President and Chief Executive Officer of First Newton Bank in Covington, Georgia, having served in those positions from 1985 to 2000. Mr. Roberts is currently a real estate developer and private equity investor. Mr. Roberts’ banking background and leadership experience bring valuable insight in the areas of leadership, bank operations, credit evaluation and corporate governance.

Edward P. Stone. Mr. Stone, age 77, has served as a director since 2001. Mr. Stone has served as the President of Peoples Home Health, located in Pensacola, Florida, since 2008, the President of Peoples Home Medical, located in Covington Georgia, since 2009, and the President, owner and administrator of Longleaf Hospice LLC, located in Covington, Georgia, since 2011. He has been involved in the home healthcare industry since 1982. Mr. Stone’s experience gives him extensive insight into the challenges facing senior citizens and families who live in our market areas, as well as into matters related to small businesses and economic developments in our market area.

The following directors have terms ending following the fiscal year ending December 31, 2027:

Marshall L. Ginn. Mr. Ginn, age 72, has served as a director since 2004. Mr. Ginn has been a licensed real estate broker since 1996, and is an Associate Broker with RE/MAX Agents Realty, located in Covington, Georgia. Mr. Ginn assists in the purchase and sale of residential, commercial and industrial properties as well as raw land. Prior to joining RE/MAX, Mr. Ginn was co-founder of Medical Services South and founder of ELCO Medical, privately held corporations specializing in the marketing and sale of orthopedic implants and products. He has served as President of the East Metro Board of Realtors and Chairman of the Newton County Chamber of Commerce. Mr. Ginn brings the board of directors a unique perspective of the community in areas of economic development, residential housing and commercial opportunities.

Mark J. Ross. Mr. Ross, age 57, has served as a director since 2016. Mr. Ross is an attorney and former residential and commercial real estate developer. Since 2012, Mr. Ross has been the co-owner and Director of Right at Home of East Atlanta, a senior home care and staffing company located in Covington, Georgia. In his position, Mr. Ross focuses on business expansion, including marketing and quality improvement. Mr. Ross’ experience in small business and technology gives him extensive insight into local business and real estate matters, as well as the challenges facing senior citizens and families who live in our market areas.

Teak E. Shore. Mr. Shore, age 57, has served as a director since 2025. Mr. Shore is a business owner. Since 2006, Mr. Shore has been the principal and chief executive officer of Southern Lighting Source, a commercial lighting manufacturer representative located in both Georgia and Tennessee. In his position, Mr. Shore focuses on business expansion, including marketing and quality improvement. Mr. Shore’s experience in small business and technology gives him extensive insight into local business and real estate matters, as well as the challenges facing senior citizens and families who live in our market areas.

Executive Officers Who are Not Directors

Clark N. Nelson, age 60, was appointed Affinity Bank’s Executive Vice President and Chief Credit Officer in 2020 in connection with Affinity Bank’s acquisition of Legacy Affinity Bank. Mr. Nelson formerly served as Executive Vice President and Chief Credit Officer of Legacy Affinity Bank. He began his banking career within the commercial lending division of SunTrust Bank of Atlanta. Mr. Nelson was also employed by Community Trust Bank in Hiram, Georgia, as Senior Credit Officer. Prior to attending college later in life, he managed and then owned a sports memorabilia store in metropolitan Atlanta.

Elizabeth M. Galazka, age 61, was appointed Affinity Bank’s Executive Vice President of Lending in 2020 in connection with Affinity Bank’s acquisition of Legacy Affinity Bank. Ms. Galazka was Senior Vice President of Commercial Lending at Legacy Affinity Bank, where she began her employment in 2005. Prior to her banking career, Ms. Galazka had 17 years of office management experience in the dental industry.

Brandi C. Pajot, age 49, was named Affinity Bank’s Chief Financial Officer in July 2022, having served as Chief Treasury and Risk Management Officer beginning in March 2020 after joining Affinity Bank in 2020 in connection with Affinity Bank’s acquisition of Legacy Affinity Bank. Ms. Pajot became the Senior Vice President and Chief Financial Officer of Legacy Affinity Bank beginning in 2010, having begun employment with Legacy Affinity Bank in 2007. She began her banking career in 2000 and has experience with community and correspondent banks. Ms. Pajot is a Certified Public Accountant licensed in the state of Georgia.

Robert A. Vickers, age 45, was named Affinity Bank’s Chief Operations Officer in March 2020, and joined Affinity Bank in 2020 in connection with Affinity Bank’s acquisition of Legacy Affinity Bank. Mr. Vickers became the Senior Vice President and Chief Operations Officer of Legacy Affinity Bank in 2019, having begun employment with Legacy Affinity Bank in 2008.

Delinquent Section 16(a) Reports

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports required to be filed for the year ended December 31, 2025, we believe that no executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports on a timely basis.

Insider Trading Policy

Affinity Bancshares, Inc. has adopted a Policy Regarding Insider Trading, which is filed as an exhibit to our Annual Report on Form 10-K, that governs the purchase, sale, and other dispositions of our securities by directors, officers and employees and that is designed to promote compliance with insider trading laws, rules and regulations. We do not have a policy that addresses the ability of our employees or directors to engage in transactions that hedge or offset decreases in market value of our equity securities.

Recommendations for Director Nominees

There have been no changes to our procedures for stockholders to recommend director nominees since they were disclosed in our proxy statement for our 2025 Annual Meeting of Stockholders.

Audit Committee

Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our website at www.newtonfederal.com and can be accessed by clicking “About Us—Investor Relations” and then “Governance—Governance Documents.”

The Audit Committee is comprised of Directors Fortson, Richardson, Ross and Stone, each of whom is “independent” in accordance with applicable Securities and Exchange Commission rules and Nasdaq listing standards. Mr. Stone serves as chair of the Audit Committee. The Audit Committee does not have an “audit committee financial expert” as defined under applicable Securities and Exchange Commission rules. The Board of Directors does not believe it is necessary to have such a person on the Audit Committee because each Audit Committee member has the ability to analyze and evaluate our financial statements as well as an understanding of the Audit Committee’s functions. In addition, each Audit Committee member has assessed the finances and financial reporting of his own business.

As more fully described in the Audit Committee Charter, the Audit Committee reviews the financial records and affairs of Affinity Bancshares, Inc. and monitors adherence in accounting and financial reporting to accounting principles generally accepted in the United States of America. The Audit Committee met four times during the year ended December 31, 2025.

ITEM 11. Executive Compensation

Executive Compensation

The following table sets forth for the years ended December 31, 2025 and 2024 certain information as to the total remuneration paid by Affinity Bank to Edward J. Cooney, our President and Chief Executive Officer, and our two other most highly compensated executive officers for the year ended December 31, 2025. Each individual listed in the table below is referred to as a “named executive officer.”

Summary Compensation Table
Name and principal position	Year Ended December 31,	Salary	Service Award	Bonus (1)	Stock Awards (2)	Option Awards (3)	All Other Compensation (4)	Total
Edward J. Cooney, President & Chief Executive Officer	2025	$463,500	$ —	$55,000	$ —	$ —	$146,794	$665,294
	2024	450,000	—	124,000	—	—	86,604	660,604
Elizabeth M. Galazka, Executive Vice President of Lending	2025	291,500	6,611	40,000			86,131	$424,242
	2024	283,000	—	82,000	—	—	34,926	399,926
Clark N. Nelson, Executive Vice President and Chief Credit Officer	2025	324,500	—	50,000	—	—	107,984	$482,484
	2024	315,000	—	112,000	—	—	51,109	478,109

________________

(1)
Represents discretionary cash bonuses paid for the applicable year.
(2)
Reflects the aggregate grant date fair value of restricted stock grated during the applicable year. The assumptions used in the valuation of these awards are included in Note 12 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission.
(3)
Reflects the aggregate grant date fair value of option awards granted during the applicable year. The value is the amount recognized for financial statement reporting purposes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The assumptions used in the valuation of these awards are included in Note 12 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission.
(4)
A break-down of the various elements of compensation in this column for the year ended December 31, 2025 is set forth in the following table:

	All Other Compensation
Name	Life Insurance Premiums	Medical and Dental Insurance Premiums	401(k) Match	Director Fees	Automobile Allowance	Club Dues	Employee Stock Ownership Plan	Total All Other Compensation
Edward J. Cooney	$1,290	$14,631	$12,250	$21,000	$7,200	$13,935	$76,488	$146,794
Elizabeth M. Galazka	1,290	—	10,202	—	10,800	—	63,839	86,131
Clark N. Nelson	1,290	14,631	11,358	—	10,400	—	70,305	107,984

Employment Agreements. Affinity Bancshares, Inc. and Affinity Bank have entered into employment agreements with each of the named executive officers.

The employment agreements with Messrs. Cooney and Nelson have terms of three years. The employment agreement with Ms. Galazka has a term of two years. Each year, the boards of directors of Affinity Bancshares, Inc. and Affinity Bank may renew the terms of the employment agreements for another year so that they again become a three-year term (in the case of Messrs. Cooney and Nelson) or a two-year term (in the case of Ms. Galazka). If Affinity Bancshares, Inc. or Affinity Bank enters into a transaction that would constitute a “change in control” under the agreements, the terms of the agreements will automatically extend to three years (in the case of Messrs. Cooney and Nelson) and two years (in the case of Ms. Galazka) from the effective date of the change in control. The current terms of the employment agreements with Messrs. Cooney and Nelson expire on August 31, 2028 and the current terms of the employment agreement with Ms. Galazka expires on August 31, 2027.

Under the employment agreements, the current annual base salaries for Messrs. Cooney and Nelson and Ms. Galazka are $463,500, $324,500 and $291,500, respectively. Each executive officer’s base salary will be reviewed at least annually to determine whether an increase is appropriate. In addition to base salary, the executives are entitled to participate in bonus and incentive programs and benefit plans available to management employees and will be reimbursed for all reasonable business expenses incurred. Mr. Cooney is provided with an automobile and each of Mr. Nelson and Ms. Galazka has an automobile allowance.

Under the employment agreements, if Affinity Bancshares, Inc. or Affinity Bank terminates the executive’s employment for “cause,” as that term is defined in the employment agreements, the executive will not receive any compensation or benefits after the termination date other than compensation and benefits that have accrued through the date of the termination.

If Affinity Bancshares, Inc. or Affinity Bank terminates the executive’s employment without cause or if the executive terminates employment for “good reason,” as that term is defined in the employment agreements, Affinity Bancshares, Inc. or Affinity Bank will pay the executive an amount equal to the greater of (i) the base salary or (ii) the average monthly compensation (as defined in the agreement) that would be due to the executive for the remaining term of the agreement. The payment will be made in a lump sum within five days of the executive’s termination. If the termination of employment occurs during the term of the employment agreement but following a change in control, the executive will receive a payment equal to three times (in the case of Messrs. Cooney and Nelson) or two times (in the case of Ms. Galazka) the average base salary, bonus and profit sharing contributions paid or provided to the executive officer during the calendar year immediately preceding the change in control or, if greater, the annualized base salary, bonus and profit sharing contributions. The payment will be made in a lump sum within five days following the termination of employment.

The employment agreements also contain certain post-employment obligations (non-competition and non-solicitation) that may apply for 24 months following a termination of employment depending on the nature of the termination.

In connection with the proposed merger of Affinity Bancshares, Inc. and Affinity Bank with Fidelity BancShares (N.C.), Inc. and The Fidelity Bank, each of Messrs. Cooney and Nelson, and Ms. Galazka, have entered into a Settlement and Restrictive Covenant Agreement (collectively, the “Settlement Agreements”) with Affinity Bancshares, Inc. and Affinity Bank. Under the Settlement Agreements, the cash payments to be received in connection with the termination of the executives’ respective employment agreements are as follows: $1,649,250 to Mr. Cooney; $1,201,073 to Mr. Nelson; and $707,905 to Ms. Galazka. The executives have agreed to certain restrictive covenants and not to solicit employees, customers or prospective customers, in each case, for 24 months following their respective terminations of employment from Affinity Bank or The Fidelity Bank. Further, each of Mr. Cooney and Ms. Galazka will be subject to non-competition provisions for a period of 24 months following their respective terminations of employment from Affinity Bank or The Fidelity Bank, unless they are terminated without cause within one year of the effective date of the Mergers, or they voluntarily terminate employment within one year of the effective date of the Mergers following a material reduction in their base salary. Payment of the foregoing amounts pursuant to the Settlement Agreements will be made the day before the effective date of the merger, and is subject to repayment if the executive does not timely execute and deliver, or revokes, a mutual release of claims and covenant not to sue following the effective date of the mergers. In addition, under the Settlement Agreements, the executives must adhere to certain confidentiality and mutual non-disparagement provisions.

Supplemental Executive Retirement Plan. In connection with its acquisition of Legacy Affinity Bank, Affinity Bank has assumed the obligations of the Supplemental Executive Retirement Plan, dated January 2, 2019, between Legacy Affinity Bank and Mr. Cooney (the “SERP”). Under the SERP, Mr. Cooney, upon separating from service is entitled to a monthly benefit equal to $8,333.33. The normal retirement benefit would commence on the first day of the second month following the later of (i) his normal retirement age (age 65) or (ii) his separation from service. The benefit is payable monthly and continues for Mr. Cooney’s lifetime (with a guarantee of 180 monthly payments). If Mr. Cooney dies while in service or prior to benefit payments commencing under the SERP, his beneficiary will receive a lump sum benefit equal to the present value of his normal retirement benefit (assuming a payment stream of 180 monthly payments). If Mr. Cooney dies after benefit payments commence under the SERP, but prior to receiving 180 monthly payments, his beneficiary will receive a lump sum payment equal to the present value of the remaining payments that would have been made had Mr. Cooney received 180 payments. Mr. Cooney fully vested in the benefits provided under the SERP as a result of the change in control of legacy Affinity Bank.

Outstanding Equity Awards at Fiscal Year End. The following table sets forth information with respect to outstanding equity awards as of December 31, 2025 for the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
	Option awards				Stock awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)
Edward J. Cooney	40,805	—	$7.77	April 30, 2030	2,467	$50,493
	40,000	—	14.85	July 1, 2032
	3,333	1,667	14.40	March 21, 2033
Elizabeth M. Galazka	22,670	—	7.77	April 30, 2030	5,800	118,726
	3,000	2,000	14.85	July 1, 2032
	2,000	3,000	14.40	March 21, 2033
	4,000	6,000	14.49	November 16, 2033
Clark N. Nelson	22,670	—	7.77	April 30, 2030	6,333	129,643
	3,000	2,000	14.85	July 1, 2032
	5,000	2,500	14.40	March 21, 2033
	6,667	3,333	14.49	November 16, 2023

__________________

(1)
Based on a closing price of Affinity Bancshares, Inc.’s common stock of $20.47 as of December 31, 2025.

Policies and Practices Related to the Grant of Stock Options. While the Company does not have a formal policy or obligation that requires it to grant or award equity-based compensation on a specific date, the Compensation Committee and the Board have a historical practice of not granting stock options to executive officers during closed quarterly trading windows as determined under the Company’s insider trading policy. Consequently, the Company has not granted, and does not expect to grant, any stock options to any individual, including named executive officers, within four business days preceding the filing with the SEC of any report on Forms 10-K, 10-Q or 8-K that discloses material non-public information. The Compensation Committee and the Board do not take material nonpublic information into account when determining the timing and terms of option awards, and do not time the disclosure of material non-public information to impact the value of executive compensation. The Company did not grant any stock options to any named executive officers, during the year ended December 31, 2025.

Equity Incentive Plans. We currently maintain two equity incentive plans, the 2018 Equity Incentive Plan and the 2022 Equity Incentive Plan. The Equity Incentive Plans allow us to provide officers, employees and directors of Affinity Bancshares, Inc. and its subsidiaries, including Affinity Bank, with additional incentives to promote the growth and performance of Affinity Bancshares, Inc. The plans permit grants of restricted stock awards, restricted units, incentive stock options and non-qualified stock options. As of December 31, 2025, there were no shares available for the grant of stock options, restricted stock, or restricted stock units under the 2018 Equity Incentive Plan. As of that date, there were 20,126 shares currently available for the grant of stock options and no shares available for the grant of restricted stock and restricted stock units under the 2022 Equity Incentive Plan.

401(k) Plan. Affinity Bank maintains a 401(k) Profit Sharing Plan, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan”). The named executive officers are eligible to participate in the 401(k) Plan just like other employees. An employee must complete three months of service to be eligible to participate in the 401(k) Plan.

Under the 401(k) Plan, a participant may elect to defer, on a pre-tax basis, the maximum amount as permitted by the Internal Revenue Code. For 2026, the salary deferral contribution limit is $23,500, provided, however, that a participant over age 50 can generally contribute an additional $7,500 to the 401(k) Plan for a total of $31,000. In addition to salary deferral contributions, Affinity Bank may make discretionary matching contributions to the 401(k) Plan. Affinity Bank made a matching contribution to the 401(k) Plan for the plan year ended December 31, 2025. A participant is always 100% vested in his or her salary deferral contributions. Matching contributions vest 100% after three years of participant’s service with Affinity Bank. Generally, unless the participant elects otherwise, the participant’s account balance will be distributed as a result of the participant’s termination of employment.

Employee Stock Ownership Plan. Affinity Bank maintains a tax-qualified employee stock ownership plan. Eligible employees, including named executive officers upon the first entry date commencing on or after the eligible employee’s completion of one year of service and attainment of age 21.

Following the completion of the mutual-to-stock conversion of Community First Bancshares, MHC, the employee stock ownership plan held 558,253 shares of Affinity Bancshares, Inc. common stock, funded by a loan from Affinity Bancshares, Inc. The trustee holds the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares are released from the suspense account on a pro-rata basis as we repay the loan. The shares released are allocated among the participants’ accounts on the basis of each participant’s proportional share of compensation. A participant becomes 100% vested in his or her account balance after three years of service. Participants also become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan.

Life Insurance Coverage. Affinity Bank provides life insurance to certain of its employees, including the named executive officers. The death benefits for Messrs. Cooney and Nelson and Ms. Galazka are currently $300,000 (two times current salary with a maximum). Affinity Bank has also entered into a death-benefit only agreement with Mr. Cooney that will pay a death benefit to his beneficiary in the event of death while employed in the amounts of two times base salary. Affinity Bank has also entered into an individual split dollar life insurance agreement with Mr. Nelson. Under the agreement, Mr. Nelson’s beneficiary is entitled to share in the proceeds under a life insurance policy owned by Affinity Bank in the event he dies prior to age 65. His beneficiary is not entitled to any death benefit if his death occurs after the termination of his employment for cause. The death benefit payable to the beneficiary equals to the lesser of $500,000 or the net-at-risk insurance portion of the proceeds (which is the difference between the cash surrender value of the policy and the total proceeds payable under the policy upon the death of the insured).

Pay Versus Performance Table

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Securities and Exchange Commission Regulation S-K, we are providing the following information about the relationship between “compensation actually paid” to our Principal Executive Officer (“PEO”) and to our Non-PEO NEOs and certain financial performance of the Company. Compensation actually paid, as determined under Securities and Exchange Commission requirements, does not reflect the actual amount of compensation earned by or paid to our executive officers during a covered year.

Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO NEOs (2)	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Income
2025	$665,294	$702,192	$453,363	$472,904	$117	$8,332,000
2024	660,604	780,971	439,018	501,645	110	5,441,000
2023	705,959	658,528	535,773	544,654	106	6,448,000

_______________

(1) The PEO for each of 2025, 2024 and 2023 is Mr. Cooney.

(2) The non-PEO named executive officers for 2025, 2024 and 2023 are Ms. Galazka and Mr. Nelson.

(3) The dollar amounts reported represent the "compensation actually paid," or CAP, to the PEO and the Non-PEO, NEOs, respectively, as computed in accordance with Item 402(v) of Securities and Exchange Commission Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to the PEO or the Non-PEO NEOs.

For 2024 to 2025, the compensation actually paid to our PEO decreased 10% and the average of the compensation actually paid to the other Non-PEO NEOs decreased 6%, compared to a 6% increase in our TSR and a 53% increase in net income over the same time horizon. For 2023 to 2024, the compensation actually paid to our PEO increased 18% and the average of the compensation actually paid to the other Non-PEO NEOs decreased 8%, compared to a 4% increase in our TSR and a 16% decrease in net income over the same time horizon.

Compensation actually paid for each of the years presented in the table, as calculated in accordance with Securities and Exchange Commission regulations and presented in the Summary Compensation Table (“SCT”), was as follows:

	2025		2024		2023
	PEO	Average Non-PEO NEO	PEO	Average Non-PEO NEO	PEO	Average Non-PEO NEO
Total compensation as reported in SCT	$665,294	$453,363	$660,604	$439,018	$705,959	$535,773
Fair value of equity awards granted during fiscal year	—	—	—	—	(132,685)	(164,321)
Fair value of equity compensation granted in current year at year end	—	—	—	—	149,468	187,698
Dividends paid on unvested shares/share units	—	—	—	—	—	—
Change in fair value from end of prior fiscal year to end of current fiscal year for awards made in prior fiscal years that were unvested at end of current fiscal year	9,805	30,685	42,338	39,399	18,593	11,735
Change in fair value from end of prior fiscal year to vesting date for awards made in prior fiscal years that vested during current fiscal year	27,093	11,125	121,356	41,059	(82,807)	(13,102)
Fair value of awards forfeited in current fiscal year determined at end of prior fiscal year	—	(22,269)	(43,327)	(17,831)	—	(13,129)
Compensation Actually Paid	$702,192	$472,904	$780,971	$501,645	$658,528	$544,654

Directors’ Compensation

The following table sets forth for the year ended December 31, 2025 certain information as to the total remuneration we paid to our directors. Mr. Cooney received directors fees of $21,000 for the year ended December 31, 2025, which is included in All Other Compensation in the Summary Compensation Table.

Director Compensation Table For the Year ended December 31, 2025
Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Nonqualified Deferred Compensation Earnings (1)	Total
William D. Fortson, Jr.	$43,200	$ —	$ —	—	$43,200
Marshall L. Ginn	19,850	—	—	61,911	81,761
Robin S. Reich	19,250	—	—	—	19,250
Bob W. Richardson	22,050	—	—	4,542	26,592
Howard G. Roberts	21,150	—	—	—	21,150
Mark J. Ross	21,450	—	—	—	21,450
Edward P. Stone	19,850	—	—	6	19,856

___________________

(1) Reflects above-market earnings under the Directors’ Deferred Compensation Plan, described below.

As of December 31, 2025, each of Directors Fortson, Ginn, Richardson, Roberts, Ross and Stone held 2,280 shares of unvested restricted stock and 25,047 exercisable stock options, and 7,200 unvested stock options. As of December 31, 2025, Director Reich held 2,280 shares of unvested restricted stock, 17,368 exercisable vested stock options and 7,200 unvested stock options.

Director Fees. Directors of Affinity Bancshares, Inc. currently only earn fees in his or her capacity as a board or committee member of Affinity Bank. Directors of Affinity Bank earn an annual fee of $21,000, and our chairman receives an additional chairman fee of $21,000 per year. Directors currently receive fees of $150 per meeting for service on the Audit, Compensation, and Asset/Liability Management Committees.

Directors’ Deferred Compensation Plan. Affinity Bank sponsors a deferred compensation plan under which eligible directors were previously able to defer the receipt of compensation that otherwise would have been payable to them for their service as a director. Effective June 30, 2015, the plan was frozen with respect to further deferral contributions and any new participants. However, directors who previously deferred compensation under the plan maintain a benefit under the plan until the deferred compensation is distributed to them in accordance with their previous elections and the terms of the plan. Until their benefits are distributed under the plan, the deferred compensation will be credited with earnings, compounded quarterly, at a rate equal to the average pre-tax return for the immediately preceding ten-year period on shares in the Vanguard Balanced Index Fund Admiral Shares, as published in the fund’s annual report for December 31 of the immediately preceding calendar year.

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

Security Ownership of Certain Beneficial Owners and Management

Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of March 31, 2026, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock. The mailing address for each of our directors and executive officers is 3175 Highway 278, Covington, Georgia 30014.

Persons Owning Greater than 5%	Shares of Common Stock Beneficially Owned as of the Record Date (1)		Percent of Shares of Common Stock Outstanding (2)
Kenneth R. Lehman	817,332	(3)	13.41%
122 N. Gordon Road
Ft. Lauderdale, Florida 33301

Affinity Bank Employee Stock Ownership Plan	545,613		8.95%
3175 Highway 278
Covington, Georgia 30014

AllianceBernstein L.P.	407,123	(4)	6.68%
501 Commerce Street
Nashville, Tennessee 37203

The Vanguard Group	342,652	(5)	5.62%
100 Vanguard Blvd.
Malvern, PA 19355

Directors
Edward J. Cooney	204,496	(6)	3.36%
William D. Fortson, Jr.	93,347	(7)	1.53%
Marshall L. Ginn	45,849	(8)	*
Bob W. Richardson	58,311	(9)	*
Howard G. Roberts	51,894	(10)	*
Mark J. Ross	40,957	(7)	*
Robin S. Reich	41,862	(11)	*
Teak E. Shore	20,000		*
Edward P. Stone	83,328	(7)	1.37%

Executive Officers who are not Directors
Clark N. Nelson	60,779	(12)	*
Elizabeth M. Galazka	94,047	(13)	1.54%
Robert A. Vickers	31,376	(14)	*
Brandi C. Pajot	56,499	(15)	*
All directors and executive officers as a group (13 persons)	882,745		14.48%

* Less than 1%.

(1)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Affinity Bancshares, Inc. common stock if he has or shares voting or investment power with respect to such common stock or has a right to acquire beneficial ownership at any time within 60 days from March 31, 2026. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct and the named individuals and group exercise sole voting and investment power over the shares of Affinity Bancshares, Inc. common stock.
(2)
Based on a total of 6,094,885 shares of common stock outstanding as of March 31, 2026.
(3)
As disclosed in Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2024.
(4)
As disclosed in Schedule 13G/A filed with Securities and Exchange Commission on November 13, 2025.
(5)
As disclosed in Schedule 13G/A filed with Securities and Exchange Commission on January 30, 2025.
(6)
Includes 8,291 shares held in the employee stock ownership plan and 85,805 exercisable stock options.
(7)
Includes 2,280 shares of unvested restricted stock and 25,047 exercisable stock options.
(8)
Includes 7,708 shares held by a corporation, 2,280 shares of unvested restricted stock and 25,047 exercisable stock options.
(9)
Includes 6,844 shares held in an individual retirement account, 2,280 shares of unvested restricted stock and 25,047 exercisable stock options.
(10)
Includes 2,906 shares held as custodian, 2,280 shares of unvested restricted stock and 25,047 exercisable stock options.
(11)
Includes 2,280 exercisable stock options and 17,368 exercisable stock options.
(12)
Includes 7,373 shares held in the employee stock ownership plan, 6,333 shares of unvested restricted stock and 39,837 exercisable stock options.

(13)
Includes 6,975 shares held in the employee stock ownership plan, 5,800 shares of unvested restricted stock and 32,670 exercisable stock options.
(14)
Includes 4,768 shares held in the employee stock ownership plan, 2,100 shares of unvested restricted stock and 23,600 exercisable stock options.
(15)
Includes 5,484 shares held in the employee stock ownership plan, 7,000 shares of unvested restricted stock and 29,600 exercisable stock options.

Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Board Independence

The Board of Directors has determined that each of our directors, with the exception of Chief Executive Officer Edward J. Cooney, is “independent” as defined in the listing standards of the Nasdaq Stock Market. Mr. Cooney is not independent because he is one of our executive officers. In determining the independence of our directors, the board of directors considered relationships between Affinity Bank and our directors that are not required to be reported under “—Transactions With Certain Related Persons,” below, consisting of deposit accounts that our directors maintain at Affinity Bank.

Transactions With Certain Related Persons

The Sarbanes-Oxley Act generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Affinity Bank, to their executive officers and directors in compliance with federal banking regulations. Federal regulations permit executive officers and directors to receive the same terms that are widely available to other employees as long as the director or executive officer is not given preferential treatment compared to the other participating employees. Affinity Bank makes loans to its employees through an employee loan program pursuant to which loans are made at a reduced rate. The reduced rate is 0.50% below the interest rate offered to the public. Employees also receive a 50% discount on loan origination fees.

No directors or executive officers of Affinity Bank participated in the employee loan program during the years ended December 31, 2025 or 2024.

Loans made to directors or executive officers, including any modification of such loans, must be approved by a majority of disinterested members of the board of directors. The interest rate on loans to directors and officers is the same as that offered to other employees.

Since January 1, 2022, except for loans to executive officers made in the ordinary course of business that were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Affinity Bank and for which management believes neither involve more than the normal risk of collection nor present other unfavorable features, we and our subsidiary have not had any transaction or series of transactions, or business relationships, nor are any such transactions or relationships proposed, in which the amount involved exceeds $120,000 and in which our directors or executive officers have a direct or indirect material interest.

Pursuant to our Policy and Procedures for Approval of Related Person Transactions, the Audit Committee periodically reviews, no less frequently than twice a year, a summary of transactions in excess of $25,000 with our directors, executive officers, and their family members, for the purpose of determining whether the transactions are within our policies and should be ratified and approved. Additionally, pursuant to our Code of Business Conduct and Ethics, all of our executive officers and directors must disclose any personal or financial interest in any matter that comes before Affinity Bancshares, Inc.

ITEM 14. Principal Accountant Fees and Services

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Wipfli LLP during the years ended December 31, 2025 and 2024.

	Year ended December 31, 2025	Year ended December 31, 2024

Audit Fees	$207,450	$195,265
Tax Fees	—	1,300
Total Fees	$207,450	$196,565

Audit Fees. Audit Fees include aggregate fees billed for professional services for the audit of the annual consolidated financial statements for the years ended December 31, 2025 and 2024, the limited reviews of quarterly condensed consolidated financial statements included in periodic reports filed with the Securities and Exchange Commission during those periods, including out of pocket expenses.

Tax Fees. Tax Fees include fees billed for professional services related to tax services rendered during the years ended December 31, 2025 and 2024.

The Audit Committee has considered whether the provision of non-audit services, which relate primarily to tax services and public company status, was compatible with maintaining the independence of Wipfli LLP. The Audit Committee concluded that performing such services did not affect the independence of Wipfli LLP in performing its function as our independent registered public accounting firm.

The Audit Committee’s current policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee pre-approved 100% of audit-related fees and tax fees billed and paid during the years ended December 31, 2025 and 2024, as indicated in the table above.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

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

AFFINITY BANCSHARES, INC.

Date: April 17, 2026	By:	/s/ Edward J. Cooney
Edward J. Cooney
Chief Executive Officer and Director
(Duly Authorized Representative)