Form 10-Q
period 2026-03-31
Affinity Bancshares, Inc.
filed 2026-05-08
CIK 1823406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, 6,094,885 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

Affinity Bancshares, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AFFINITY BANCSHARES, INC.

Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Dollars in thousands except per share amounts)
Assets
Cash and due from banks	$5,561	$6,924
Interest-earning deposits in other depository institutions	83,791	46,926
Cash and cash equivalents	89,352	53,850
Investment securities available-for-sale	37,286	38,759
Other investments	6,284	6,264
Loans	751,757	742,682
Allowance for credit loss on loans	(8,889)	(8,994)
Net loans	742,868	733,688
Premises and equipment, net	2,700	2,836
Bank owned life insurance	17,279	17,161
Intangible assets	17,936	17,984
Other assets	10,972	11,155
Total assets	$924,677	$881,697

Liabilities and Stockholders' Equity

Liabilities:
Non-interest-bearing checking	$151,055	$132,796
Interest-bearing checking	87,038	82,612
Money market accounts	170,051	157,439
Savings accounts	102,873	96,981
Certificates of deposit	223,320	225,177
Total deposits	734,337	695,005
Federal Home Loan Bank advances and other borrowings	54,000	54,000
Accrued interest payable and other liabilities	6,876	5,673
Total liabilities	795,213	754,678
Stockholders' equity:
Common stock (par value $0.01 per share, 40,000,000 shares authorized; 6,094,885 issued and outstanding at March 31, 2026 and 6,095,631 issued and outstanding at December 31, 2025)	61	61
Preferred stock (10,000,000 shares authorized, no shares outstanding)	—	—
Additional paid in capital	58,320	58,069
Unearned ESOP shares	(3,512)	(3,570)
Retained earnings	78,395	76,111
Accumulated other comprehensive loss	(3,800)	(3,652)
Total stockholders' equity	129,464	127,019
Total liabilities and stockholders' equity	$924,677	$881,697

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands except per share amounts)
Interest income:
Loans, including fees	$11,138	$10,648
Investment securities	465	842
Interest-earning deposits	746	615
Total interest income	12,349	12,105
Interest expense:
Deposits	4,282	4,246
FHLB advances and other borrowings	502	522
Total interest expense	4,784	4,768
Net interest income before provision for credit losses	7,565	7,337
Provision for credit losses	(100)	50
Net interest income after provision for credit losses	7,665	7,287
Noninterest income:
Service charges on deposit accounts	346	316
Other	206	165
Total noninterest income	552	481
Noninterest expenses:
Salaries and employee benefits	3,018	3,359
Occupancy	544	605
Data processing	584	543
Other	1,069	852
Total noninterest expenses	5,215	5,359
Income before income taxes	3,002	2,409
Income tax expense	718	578
Net income	$2,284	$1,831
Weighted average common shares outstanding
Basic	6,095,117	6,405,702
Diluted	6,297,092	6,547,817
Basic earnings per share	$0.37	$0.29
Diluted earnings per share	$0.36	$0.28

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net income	$2,284	$1,831
Other comprehensive income (loss):
Net unrealized (losses) gains on available-for-sale securities, net of taxes of ($49) and $213	(148)	634
Total other comprehensive income (loss)	(148)	634
Total comprehensive income	$2,136	$2,465

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three Months Ended March 31, 2026 and 2025
					Accumulated
		Additional			Other
	Common	Paid In	Unearned	Retained	Comprehensive
	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Total
			(In thousands)

Beginning balance December 31, 2025	$61	$58,069	$(3,570)	$76,111	$(3,652)	$127,019
ESOP loan payment and release of ESOP shares	—	59	58	—	—	117
Stock-based compensation expense	—	207	—	—	—	207
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	(148)	(148)
Common stock repurchase	—	(15)	—	—	—	(15)
Net income	—	—	—	2,284	—	2,284
Ending balance March 31, 2026	$61	$58,320	$(3,512)	$78,395	$(3,800)	$129,464

Beginning balance December 31, 2024	$64	$62,355	$(4,378)	$76,786	$(5,712)	$129,115
ESOP loan payment and release of ESOP shares	—	243	290	(216)	—	317
Stock-based compensation expense	—	305	—	—	—	305
Exercise of stock options	—	59	—	—	—	59
Change in unrealized loss on investment securities available-for-sale, net of tax	—	—	—	—	634	634
Common stock repurchase	—	(1,181)	—	—	—	(1,181)
Dividend	—	—	—	(8,801)	—	(8,801)
Net income	—	—	—	1,831	—	1,831
Ending balance March 31, 2025	$64	$61,781	$(4,088)	$69,600	$(5,078)	$122,279

See accompanying notes to unaudited consolidated financial statements.

AFFINITY BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$2,284	$1,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, (accretion) and amortization	191	193
Stock-based compensation expense	207	305
Deferred income tax expense	60	—
Provision for credit losses	(100)	50
ESOP expense	117	317
Increase in cash surrender value of bank owned life insurance	169	(100)
Change in:
Accrued interest receivable and other assets	172	(1,198)
Accrued interest payable and other liabilities	1,303	519
Net cash provided by operating activities	4,403	1,917
Cash flows from investing activities:
Purchases of investment securities available-for-sale	—	(3,915)
Purchases of premises and equipment	(45)	(145)
Proceeds from paydowns of investment securities available-for-sale	1,285	288
Proceeds from paydowns and calls of investment securities held-to-maturity	—	6
Purchases of other investments	(20)	(27)
Net change in loans	(9,151)	(6,917)
Purchase of bank owned life insurance	(287)	—
Net cash used in investing activities	(8,218)	(10,710)
Cash flows from financing activities:
Net change in deposits	39,332	56,811
Common stock repurchase	(15)	(1,181)
Proceeds from FHLB advances	10,000	—
Repayment of FHLB advances	(10,000)	—
Dividends paid to shareholders	—	(8,801)
Exercise of stock options	—	59
Repayment of other borrowings	—	(4,815)
Net cash provided by financing activities	39,317	42,073
Net change in cash and cash equivalents	35,502	33,280
Cash and cash equivalents at beginning of period	53,850	41,424
Cash and cash equivalents at end of period	$89,352	$74,704
Supplemental disclosures of cash flow information:
Cash paid for interest	4,787	4,746
Change in unrealized gain on investment securities available-for-sale, net of tax	(148)	634

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

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company as of March 31, 2026 and the results of its operations and its cash flows for the periods presented. The interim consolidated financial information should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

Summary of Significant Accounting Policies – The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in the Company’s financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K.

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

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands except per share data)

Net income	$2,284	$1,831
Weighted average common shares outstanding	6,095,117	6,405,702
Effect of dilutive common stock awards	201,975	142,115
Diluted weighted average common shares outstanding	6,297,092	6,547,817
Basic earnings per common share	$0.37	$0.29
Diluted earnings per common share	0.36	0.28

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

There were 7,000 anti-dilutive options for the three months ended March 31, 2026 and 110,000 anti-dilutive options for the three months ended March 31, 2025.

(2) Investment Securities

Investment securities available-for-sale at March 31, 2026 and December 31, 2025 are as follows: (in thousands)

March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal securities - tax exempt	$512	$—	$(71)	$441
Municipal securities - taxable	2,039	—	(266)	1,773
U. S. Government sponsored enterprises	9,815	—	(2,559)	7,256
Government agency mortgage-backed securities	17,864	39	(2,067)	15,836
Corporate securities	12,143	34	(197)	11,980
Total	$42,373	$73	$(5,160)	$37,286
December 31, 2025
Municipal securities - tax exempt	$514	$—	$(55.00)	$459
Municipal securities - taxable	2,040	—	(250)	1,790
U. S. Government sponsored enterprises	9,815	—	(2,477)	7,338
Government agency mortgage-backed securities	18,137	62	(2,012)	16,187
Corporate securities	13,143	55	(213)	12,985
Total	$43,649	$117	$(5,007)	$38,759

Investment securities available-for-sale in an unrealized loss position at March 31, 2026 and December 31, 2025 are as follows: (in thousands)

	Less Than 12 Months		12 Months or More		Total
March 31, 2026	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal securities - tax exempt	$—	$—	$441	$(71)	$441	$(71)
Municipal securities - taxable	—	—	1,773	(266)	1,773	(266)
U. S. Government sponsored enterprises	—	—	7,256	(2,559)	7,256	(2,559)
Government agency mortgage-backed securities	2,146	(22)	12,174	(2,045)	14,320	(2,067)
Corporate securities	—	—	4,302	(197)	4,302	(197)
Total	$2,146	$(22)	$25,946	$(5,138)	$28,092	$(5,160)
December 31, 2025
Municipal securities - tax exempt	$—	$—	$459	$(55)	$459	$(55)
Municipal securities - taxable	—	—	1,790	(250)	1,790	(250)
U. S. Government sponsored enterprises	—	—	7,338	(2,477)	7,338	(2,477)
Government agency mortgage-backed securities	—	—	12,469	(2,012)	12,469	(2,012)
Corporate securities	—	—	4,285	(213)	4,285	(213)
Total	$—	$—	$26,341	$(5,007)	$26,341	$(5,007)

There was one available-for-sale security in an unrealized loss position for less than 12 months totaling $22,000. There were 40 available-for-sale securities in an unrealized loss position for 12 months or greater totaling $5.1 million as of March 31, 2026.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The unrealized losses on the debt securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades and are reviewed regularly. Three of the securities are agency bonds, so these are direct obligations of the U.S. Government. Twenty-six of the securities are mortgage-backed bonds that have the direct or implied backing of the U.S. Government. Three of the bonds are municipal securities and the remaining nine securities are corporate securities that are either trust preferred securities or subordinated debentures where the Bank performs a credit review regularly and such review has raised no concerns.

Debt securities issued by U.S. government agencies, U.S. government-sponsored enterprises ("GSEs"), and the U.S. Treasury, including notes and mortgage-backed securities, accounted for the majority of the available-for-sale portfolio as of March 31, 2026, and the Bank expects no credit losses on these securities, given the explicit and implicit guarantees provided by the U.S. federal government. The available-for-sale portfolio also includes corporate securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Bank monitors the credit quality of these corporate bonds through quarterly credit reviews to determine impairment, if any. The decline in fair value is attributable to changes in interest rates, and not credit quality, and the Bank does not have the intent to sell the U.S. government and agencies debt securities and the corporate securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider impairments on these securities to be credit related as of March 31, 2026.

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at March 31, 2026, by contractual maturity, are shown below. Maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties. Therefore, these securities are not included in the maturity categories. (in thousands)

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
Within 1 year	$499	$495
Greater than 1 to 5 years	4,027	4,048
Greater than 5 to 10 years	9,656	9,210
Greater than 10 years	10,327	7,697
	24,509	21,450
Government agency mortgage-backed securities	17,864	15,836
Total	$42,373	$37,286

There were no sales of investment securities available-for-sale during the three months ended March 31, 2026 or 2025.

Available-for-sale securities with a carrying value of approximately $5.6 million and $5.8 million were pledged to secure public deposits at March 31, 2026 and December 31, 2025, respectively.

(3) Loans and Allowance for Credit Losses

Major classifications of loans, by collateral code, at March 31, 2026 and December 31, 2025 are summarized as follows: (in thousands)

	March 31, 2026	December 31, 2025
Commercial (secured by real estate - owner occupied)	$161,298	$163,225
Commercial (secured by real estate - non-owner occupied)	174,507	176,580
Commercial and industrial	158,017	146,491
Construction, land and acquisition & development	74,263	72,596
Residential mortgage 1-4 family	46,828	47,966
Consumer installment	136,844	135,824
Total	751,757	742,682
Less allowance for credit losses	(8,889)	(8,994)
Total loans, net	$742,868	$733,688

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located primarily in the Atlanta, Georgia Metropolitan Statistical Area. A substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market. The Bank also conducts lending within professional markets, with a primary focus on the dental industry in Georgia and adjoining states. The majority of these loans are commercial and industrial credits for practice acquisitions and equipment financing with the remainder being owner-occupied real estate. Accrued interest on loans totaled $2.2 million on March 31, 2026 and $2.3 million on December 31, 2025 and is included in other assets on the consolidated balance sheet.

The following table presents the balance in the allowance for credit losses as of and for the three months ended March 31, 2026 and 2025 (in thousands)

	Commercial (Secured by Real Estate - Owner Occupied)	Commercial (Secured by Real Estate - Non-Owner Occupied)	Commercial and Industrial	Construction, Land and Acquisition & Development	Residential Mortgage	Consumer Installment	Unallocated	Total
Beginning balance December 31, 2024	$1,082	$1,115	$1,753	$1,134	$1,227	$1,632	$553	$8,496
Provision	(7)	(148)	22	116	(73)	148	(8)	50
Charge-offs	—	—	—	—	—	(106)	—	(106)
Recoveries	—	—	—	—	—	17	—	17
Ending balance, March 31, 2025	$1,075	$967	$1,775	$1,250	$1,154	$1,691	$545	$8,457
Allowance for Credit Loss
Beginning balance December 31, 2025	$1,152	$1,258	$1,495	$1,204	$1,342	$1,632	$911	$8,994
Provision	(6)	(48)	167	18	(49)	69	(151)	—
Charge-offs	—	—	(40)	—	—	(105)	—	(145)
Recoveries	3	—	3	—	—	34	—	40
Ending balance March 31, 2026	$1,149	$1,210	$1,625	$1,222	$1,293	$1,630	$760	$8,889

Allowance for credit loss on unfunded commitments for the three months ended March 31, 2026 and 2025 is summarized below:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Beginning balance	$644	$744
Provision	(100)	—
Ending Balance	$544	$744

The Bank individually evaluates loans meeting a certain threshold for impairment that are on nonaccrual status or are rated substandard (as described below).

Collateral-Dependent Loans
We classify a loan as collateral-dependent when our borrower is experiencing financial difficulty, and we expect repayment to be provided substantially through the operation or sale of collateral. Our commercial loans have collateral that is comprised of real estate and business assets. Our consumer loans have collateral that is substantially comprised of residential real estate. There were no significant changes in the extent to which collateral secures our collateral-dependent loans as of March 31, 2026 and December 31, 2025, respectively, and we had $2.3 million and $2.4 million, respectively, of collateral-dependent loans without an allowance and no collateral-dependent loans with an allowance at March 31, 2026 and December 31, 2025.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans, as well as the recorded investment in nonaccrual loans, as of March 31, 2026 and December 31, 2025 by class of loans: (in thousands)

March 31, 2026	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Accruing Loans Past Due	Nonaccrual with Allowance	Nonaccrual without Allowance	Current	Total
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$1,738	$159,560	$161,298
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	120	174,387	174,507
Commercial and industrial	—	—	—	—	—	550	157,467	158,017
Construction, land and acquisition & development	—	—	—	—	—	13	74,250	74,263
Residential mortgage	154	—	—	154	—	731	45,943	46,828
Consumer installment	80	—	—	80	—	377	136,387	136,844
Total	$234	$—	$—	$234	$—	$3,529	$747,994	$751,757

December 31, 2025	30 -59 Days Past Due	60- 89 Days Past Due	90 Days or Greater Past Due	Total Accruing Loans Past Due	Nonaccrual with Allowance	Nonaccrual without Allowance	Current	Total
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$1,878	$161,347	$163,225
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	126	176,454	176,580
Commercial and industrial	—	—	—	—	—	564	145,927	146,491
Construction, land and acquisition & development	—	—	—	—	—	14	72,582	72,596
Residential mortgage	431	—	—	431	—	657	46,878	47,966
Consumer installment	259	—	—	259	—	331	135,234	135,824
Total	$690	$—	$—	$690	$—	$3,570	$738,422	$742,682

During the three months ended March 31, 2026, there were no loan modifications to borrowers experiencing financial difficulty. During the three months ended March 31, 2025, there was one commercial (secured by real estate - owner occupied) loan modification to a borrower with financial difficulty for $1.8 million that was previously modified in third quarter of 2024. The loan modification provided for a six-month period with reduced fixed payments of $5,000 for the first three months and $7,500 for the second three months.

No loan modifications made to a borrower with financial difficulty subsequently defaulted during the three months ended March 31, 2026 and 2025.

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

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of March 31, 2026 and December 31, 2025, and based on the most recent analysis performed, the risk category and year of origination of loans by class of loans is as follows: (in thousands)

March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolvers	Total
Pass
Commercial (secured by real estate - owner occupied)	$1,615	$20,274	$17,235	$13,634	$23,338	$79,298	$3,904	$159,298
Commercial (secured by real estate - non-owner occupied)	—	19,964	40,980	23,955	34,376	49,363	5,230	173,868
Commercial and industrial	15,989	24,258	26,639	17,164	14,481	51,415	7,521	157,467
Construction, land and acquisition & development	1,829	33,030	29,325	5,150	3,491	873	552	74,250
Residential mortgage	318	4,047	3,194	4,511	4,781	21,787	7,269	45,907
Consumer installment	16,340	58,785	29,336	14,167	13,969	3,570	196	136,363
Total pass	36,091	160,358	146,709	78,581	94,436	206,306	24,672	747,153
Special Mention
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	262	—	262
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	519	—	519
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	112	—	112
Consumer installment	8	9	17	13	53	4	—	104
Total special mention	8	9	17	13	53	897	—	997
Substandard
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	1,738	—	1,738
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	120	—	120
Commercial and industrial	—	323	—	—	—	227	—	550
Construction, land and acquisition & development	—	—	—	—	—	13	—	13
Residential mortgage	—	—	—	—	162	647	—	809
Consumer installment	—	45	—	119	163	50	—	377
Total substandard	—	368	—	119	325	2,795	—	3,607

Total	$36,099	$160,735	$146,726	$78,713	$94,814	$209,998	$24,672	$751,757
Current year to date period gross charge-offs
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	—	—	—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	40	—	—	—	—	40
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—	—	—
Consumer installment	—	5	15	9	64	12	—	105
Total current period gross write-offs	$—	$5	$55	$9	$64	$12	$—	$145

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolvers	Total
Pass
Commercial (secured by real estate - owner occupied)	$20,433	$17,125	$13,637	$23,874	$17,594	$64,528	$3,889	$161,080
Commercial (secured by real estate - non-owner occupied)	20,110	41,348	24,036	34,784	25,843	24,934	4,876	175,931
Commercial and industrial	20,944	28,343	18,506	17,598	21,135	33,723	5,678	145,927
Construction, land and acquisition & development	29,547	33,565	5,202	3,368	462	438	—	72,582
Residential mortgage	3,888	3,210	4,637	5,439	1,925	21,111	6,979	47,189
Consumer installment	64,452	32,686	16,558	16,618	4,171	626	180	135,291
Total pass	159,374	156,277	82,576	101,681	71,130	145,360	21,602	738,000
Special Mention
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	267	—	267
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	523	—	523
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	114	—	114
Consumer installment	46	15	31	105	21	—	—	218
Total special mention	46	15	31	105	21	904	—	1,122
Substandard
Commercial (secured by real estate - owner occupied)	—	—	—	—	—	1,878	—	1,878
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	126	—	126
Commercial and industrial	333	—	—	—	—	231	—	564
Construction, land and acquisition & development	—	—	—	—	—	14	—	14
Residential mortgage	—	—	-	167	-	496	—	663
Consumer installment	—	—	35	222	57	1	—	315
Total substandard	333	-	35	389	57	2,746	—	3,560

Total	$159,753	$156,292	$82,642	$102,175	$71,208	$149,010	$21,602	$742,682
Gross charge-offs
Commercial (secured by real estate - owner occupied)	$—	$—	$—	$—	$—	$—	$—	$—
Commercial (secured by real estate - non-owner occupied)	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Construction, land and acquisition & development	—	—	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	17	—	17
Consumer installment	28	41	79	109	49	10	—	316
Total current period gross write-offs	$28	$41	$79	$109	$49	$27	$—	$333

(4) Intangible Assets

The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $1.1 million at March 31, 2026. The core deposit premium intangible asset had a gross carrying amount of $1.9 million and accumulated amortization of $1.1 million at December 31, 2025. Aggregate amortization expense was $48,000 and $48,000 for the three months ended March 31, 2026 and 2025.

Goodwill acquired through acquisition was $17.2 million at March 31, 2026 and 2025. No impairment loss was recognized during the three months ended March 31, 2026 and 2025.

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

(5) Deposits

The aggregate amount of certificates of deposit ("CDs") of $250,000 or more, the standard FDIC deposit insurance coverage limit per depositor, was approximately $44.9 million at March 31, 2026, and $38.6 million at December 31, 2025. Due to the FDIC insurance coverage rules and limits for a depositor's specific group of deposit accounts, it is important to note that not all deposits in excess of $250,000 are uninsured.

Brokered CDs totaled $70.3 million and had a weighted average rate of 4.38% and a weighted average maturity of 17 months at March 31, 2026 and $79.5 million and had a weighted average rate of 4.50% and a weighted average maturity of 17 months at December 31, 2025.

(6) Borrowings

The following Federal Home Loan Bank ("FHLB") advances, which required monthly or quarterly interest payments, were outstanding at March 31, 2026.

Advance Date	Advance	Interest Rate	Maturity	Rate	Call Feature
1/6/2026	$10,000	3.75%	6/5/2026	Fixed	N/A
1/6/2023	10,000	3.94%	1/6/2028	Fixed	N/A
10/25/2023	10,000	3.99%	10/25/2028	Convertible	4/27/2026
7/11/2024	14,000	3.50%	7/11/2029	Convertible	4/13/2026
6/13/2025	10,000	3.48%	6/13/2029	Convertible	N/A
	$54,000

At March 31, 2026 and December 31, 2025, the FHLB advances were collateralized by certain loans which totaled approximately $444.4 million and $448.6 million, and by the Company’s investment in FHLB stock which totaled approximately $3.2 million at March 31, 2026 and December 31, 2025, respectively.

The Company had one FHLB letter of credit of $11.0 million and $13.0 million, used to collateralize public deposits, outstanding at March 31, 2026 and December 31, 2025.

The Company has Federal Funds unsecured lines of credit totaling $32.5 million. No amount was borrowed under these lines as of March 31, 2026 and December 31, 2025.

The Company also has a line of $56.1 million and $56.7 million with the Federal Reserve Bank secured by $76.3 million and $77.0 million in loans and investment securities as of March 31, 2026 and December 31, 2025, respectively. There was $0 outstanding under the line at March 31, 2026 and December 31, 2025, respectively.

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

In 2017, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 295,499 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. In 2021, the ESOP borrowed $3.0 million payable to the Company for the purpose of purchasing additional shares of the Company’s common stock. A total of 225,721 shares were purchased with the loan proceeds as part of the Company’s second stock offering. Total ESOP expense for the three months ended March 31, 2026 was approximately $117,000. Total ESOP expense for the three months ended March 31, 2025 was approximately $317,000 with $211,000 of the expense related to the special dividend paid in first quarter of 2025. The balance of the note payable of the ESOP was approximately $4.0 million at March 31, 2026 and December 31, 2025, respectively. Because the source of the loan payments is contributions received by the ESOP from the Company, the related note receivable is shown as a reduction of stockholders’ equity. As of March 31, 2026 and December 31, 2025, 203,000 shares had been released.

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

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2024	640,766	$12.58	6.75	$5,724
Exercised	11,921	12.98
Forfeited	13,406	14.38
Outstanding - March 31, 2025	615,439	12.58	6.49	3,582
Outstanding - December 31, 2025	622,439	12.60	5.78	$4,372
Outstanding March 31, 2026	622,439	12.60	5.53	$4,664
Exercisable - March 31, 2026	469,453	$11.89	5.04	$3,848

AFFINITY BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options.

A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value

Outstanding - December 31, 2024	107,609	13.45
Vested	(3,466)
Outstanding - March 31, 2025	104,143	$13.44

Outstanding December 31, 2025	56,980	$14.70
Vested *	(3,468)	14.40
Outstanding, March 31, 2026	53,512	$14.72

* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 0 and 274 shares were surrendered during the three months ended March 31, 2026 and 2025.

The Company recognized approximately $207,000 and $305,000, of stock-based compensation expense during the three months ended March 31, 2026 and 2025 respectively, associated with its common stock awards granted to directors and officers. This expense is net of approximately $0 and $5,000 during the three months ended March 31, 2026 and 2025, respectively for shares surrendered to satisfy applicable tax withholding requirements.

As of March 31, 2026, there was approximately $1.3 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately 0.86 years.

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

Assets Recorded at Fair Value on a Recurring Basis

The Company’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had fair values of approximately $37.2 million and $38.8 million at March 31, 2026 and December 31, 2025, respectively. They are classified as Level 2.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2026 and December 31, 2025 (in thousands).

March 31, 2026	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$2,288	$2,288
Total assets at fair value	$—	$—	$2,288	$2,288

December 31, 2025	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$2,373	$2,373
Total assets at fair value	$—	$—	$2,373	$2,373

The carrying amounts and estimated fair values (in thousands) of the Company’s financial instruments at March 31, 2026 and December 31, 2025 are as follows:

		March 31, 2026		December 31, 2025
		Carrying	Estimated	Carrying	Estimated
		Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$89,352	$89,352	$53,850	$53,850
Investment securities available-for-sale	Level 2	37,286	37,286	38,759	38,759
Other investments	Level 3	6,284	6,284	6,264	6,264
Loans, net	Level 3	742,868	738,279	733,688	731,468
Bank owned life insurance	Level 3	17,279	17,279	17,161	17,161
Financial liabilities:
Deposits	Level 3	734,337	734,161	695,005	695,635
FHLB advances and other borrowings	Level 3	54,000	53,958	54,000	53,761

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

(10) Merger Agreement

On March 30, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, the Bank, Fidelity BancShares (N.C.), Inc. (“Fidelity BancShares”), The Fidelity Bank (“Fidelity Bank”), and TFB Merger Subsidiary, Inc. (“Merger Subsidiary”), pursuant to which (i) Merger Subsidiary will merge with and into the Company with the Company as the surviving entity, (ii) the Company will merge with and into Fidelity Bank, with Fidelity Bank as the surviving entity, and (iii) Affinity Bank will merge with and into Fidelity Bank, with Fidelity Bank as the surviving entity. Under the terms of the Merger Agreement, each share of Company common stock will be converted into the right to receive $23.00 per share in cash, subject to adjustment based on the Company’s adjusted stockholders’ equity at closing. The transaction is expected to close in the third quarter of 2026, and is subject to regulatory approvals, Company stockholder approval, and other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Merger Agreement

On March 30, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, the Bank, Fidelity BancShares (N.C.), Inc. (“Fidelity BancShares”), The Fidelity Bank (“Fidelity Bank”), and TFB Merger Subsidiary, Inc. (“Merger Subsidiary”), pursuant to which (i) Merger Subsidiary will merge with and into the Company with the Company as the surviving entity, (ii) the Company will merge with and into Fidelity Bank, with Fidelity Bank as the surviving entity, and (iii) Affinity Bank will merge with and into Fidelity Bank, with Fidelity Bank as the surviving entity. Under the terms of the Merger Agreement, each share of Company common stock will be converted into the right to receive $23.00 per share in cash, subject to adjustment based on the Company’s adjusted stockholders’ equity at closing. The transaction is expected to close in the third quarter of 2026, and is subject to regulatory approvals, Company stockholder approval, and other customary closing conditions.

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
•
estimates of our risks and future costs and benefit; and
•
statements regarding our proposed merger with Fidelity BancShares and Fidelity Bank.

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

Summary of Significant Accounting Policies

A summary of our accounting policies is described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total assets increased $43.0 million, or 4.9%, to $924.7 million at March 31, 2026 from $881.7 million at December 31, 2025, due primarily to increases in loans and cash and cash equivalents.

Gross loans increased $9.1 million, or 1.2%, to $751.8 million at March 31, 2026 from $742.7 million at December 31, 2025. Construction loans increased $1.7 million, or 2.3%, to $74.3 million at March 31, 2026 from $72.6 million at December 31, 2025. Commercial and industrial loans increased $11.5 million, or 7.9%, and consumer installment loans increased $1.0 million or 0.8%. We experienced a decrease in owner-occupied commercial real estate loans of $1.9 million or 1.2% non-owner occupied commercial real estate residential mortgage loans of $1.1 million or 2.4%.

Total deposits increased $39.3 million, or 5.7%, to $734.3 million at March 31, 2026 from $695.0 million at December 31, 2025, reflecting increases in all deposit types but certificates of deposit. Demand deposits increased $22.7 million, or 10.5%, and money market accounts increased $12.6 million or, 8.0% as a result of our business customers' cyclical demands at year-end. Our certificates of deposit include brokered deposits at March 31, 2026, totaling $70.3 million, which had an average life of 17 months and an average interest rate of 4.38%. The loan-to-deposit ratio at March 31, 2026 was 102.4%, as compared to 106.9% at December 31, 2025.

We had $54.0 million of FHLB advances at March 31, 2026 and December 31, 2025.

Stockholders’ equity increased by $2.4 million, or 1.9% to $129.5 million at March 31, 2026 compared to $127.0 million at December 31, 2025, primarily due to net income of $2.3 million during the first quarter of 2026, ESOP related and stock compensation expense of $324,000 offset by a change in unrealized loss on investment securities available-for-sale, net of tax, of $148,000.

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

	For the Three Months Ended March 31,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$747,245	$11,138	6.04%	$713,878	$10,648	6.05%
Investment securities held-to-maturity	—	—	—	27,313	421	6.25%
Investment securities available-for-sale	38,313	372	3.94%	38,188	324	3.44%
Interest-earning deposits and federal funds	85,389	746	3.54%	59,305	615	4.21%
Other investments	6,272	93	6.01%	6,185	97	6.36%
Total interest-earning assets	877,219	12,349	5.71%	844,869	12,105	5.81%
Non-interest-earning assets	46,265			48,093
Total assets	$923,484			$892,962

Interest-bearing liabilities:
Interest-bearing checking accounts	$90,211	$112	0.50%	$81,598	$84	0.42%
Money market accounts	162,882	1,126	2.80%	156,548	1,163	3.01%
Savings accounts	99,924	730	2.96%	79,222	555	2.84%
Certificates of deposit	238,697	2,314	3.93%	238,904	2,444	4.15%
Total interest-bearing deposits	591,714	4,282	2.93%	556,272	4,246	3.10%
FHLB advances and other borrowings	54,000	502	3.77%	54,856	522	3.86%
Total interest-bearing liabilities	645,714	4,784	3.00%	611,128	4,768	3.16%
Non-interest-bearing liabilities	148,861			151,121
Total liabilities	794,575			762,249
Total stockholders' equity	128,909			130,713
Total liabilities and stockholders' equity	$923,484			$892,962
Net interest rate spread			2.70%			2.65%
Net interest income		$7,565			$7,337
Net interest margin			3.50%			3.52%

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

	Three Months Ended March 31, 2026 vs. 2025
	Increase (Decrease) Due to		Total
			Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$552	$(62)	$490
Investment securities held-to-maturity	(421)	—	(421)
Investment securities available-for-sale	19	29	48
Interest-earning deposits and federal funds	1,236	(1,105)	131
Other investments	32	(36)	(4)
Total interest-earning assets	1,418	(1,174)	244

Interest-bearing liabilities:
Interest-bearing checking accounts	28	—	28
Money market accounts	612	(649)	(37)
Savings accounts	174	1	175
Certificates of deposit	(37)	(93)	(130)
Total interest-bearing deposits	777	(741)	36
FHLB advances and other borrowings	(19)	(1)	(20)
Total interest-bearing liabilities	758	(742)	16

Change in net interest income	$660	$(432)	$228

Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025

General. Net income was $2.3 million for the three months ended March 31, 2026, compared to $1.8 million for the three months ended March 31, 2025. The increase was caused by an increase in net interest income, decrease in provision for credit losses and a decrease in noninterest expense.

Interest Income. Interest income increased $244,000, or 2.0%, to $12.3 million for the three months ended March 31, 2026 from $12.1 million for the three months ended March 31, 2025. The increase was primarily due to an increase in income from loans. Interest income on loans increased $490,000, or 4.6%, to $11.1 million for the three months ended March 31, 2026 from $10.6 million for the three months ended March 31, 2025. The average yield on loans decreased one basis point to 6.04% for the current quarter, as compared to 6.05% for the prior year period. In addition, our average balance of loans increased by $33.4 million, or 4.7%, to $747.2 million for the three months ended March 31, 2026 from $713.9 million for the three months ended March 31, 2025. The average balance of loans increased due to steady loan demand.

Interest income on interest-earning deposits and federal funds increased $131,000 to $746,000 for the three months ended March 31, 2026 from $615,000 for the three months ended March 31, 2025. The average balance of interest-earning deposits and federal funds increased $26.1 million to $85.4 million for the three months ended March 31, 2026 compared to $59.3 million for the three months ended March 31, 2025. The yields we received on these funds decreased to 3.54% from 4.21% due to the continued changes in the interest rate environment.

Interest Expense. Interest expense increased $16,000 and was $4.8 million for each of the three months ended March 31, 2026, and 2025.

Interest expense on deposits increased $36,000 to $4.3 million for the three months ended March 31, 2026 from $4.2 million for the three months ended March 31, 2025. The largest increase was in interest expense on savings accounts, which increased $175,000 to $730,000 for the three months ended March 31, 2026. The average rate we paid on savings accounts increased 12 basis points to 2.96% for the three months ended March 31, 2026 from 2.84% for the three months ended March 31, 2025, and the average balance increased by $20.7 million to $99.9 million for the three months ended March 31, 2026 from $79.2 million for the three months ended March 31, 2025.

Interest expense on borrowings decreased $20,000 to $502,000 for the three months ended March 31, 2026 from $522,000 for the three months ended March 31, 2025, due to an decrease in average borrowings of $856,000.

Net Interest Income. Net interest income before provision of credit losses increased $228,000, or 3.11%, to $7.6 million for the three months ended March 31, 2026 compared to $7.3 million for the three months ended March 31, 2025. Our net interest rate spread increased to 2.70% for the three months ended March 31, 2026 from 2.65% for the three months ended March 31, 2025, and our net interest margin decreased to 3.50% for the three months ended March 31, 2026 from 3.52% for the three months ended March 31, 2025, as the yields we earned on our interest-earning assets decreased faster than the rates we paid on interest-bearing liabilities.

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

After an evaluation of these factors, we recorded no provision for credit losses for the three months ended March 31, 2026, and $50,000 provision for credit loss for the three months ended March 31, 2025. Our allowance for credit losses was $8.9 million at March 31, 2026, and $9.0 million at December 31, 2025 and $8.5 million at March 31, 2025. The allowance for credit losses to total loans was 1.18% at March 31, 2026 compared to 1.21% at December 31, 2025. The allowance for credit losses to non-performing loans was 251.88% at March 31, 2026 compared to 251.93% at December 31, 2025. Net loan charge-offs were $105,000 for the three months ended March 31, 2026, compared to net loan charge-offs of $89,000 for the three months ended March 31, 2025.

Provisions for credit losses for unfunded commitments recorded was a $100,000 recovery for the three months ended March 31, 2026 and no provision for credit losses for unfunded commitments was recorded for March 31, 2025. The allowance for unfunded commitment was $544,000 at March 31, 2026 and $644,000 as of December 31, 2025 and $744,000 at March 31, 2025.

To the best of our knowledge, we have recorded all credit losses that are both probable and reasonable to estimate at March 31, 2026. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for credit losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Non-interest Income. Non-interest income increased $71,000, or 14.8%, to $552,000 for the three months ended March 31, 2026 from $481,000 for the three months ended March 31, 2025 due to a increase in merchant services volume, along with increase in Bank owned life insurance income and loan related fee income.

Non-interest Expenses. Non-interest expenses information is as follows.

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,018	$3,359	(341)	(10.2)%
Occupancy	544	605	(61)	(10.1)%
Data processing	584	543	41	7.6%
Other	1,069	852	217	25.4%
Total non-interest expenses	$5,215	$5,359	$(144)	(2.7)%

Salaries and employee benefits expense decreased due to additional stock compensation from ESOP compensation expense related to the special dividend in the first quarter of 2025. Other fees increased due to a increase in professional fees.

Income Tax Expense. We recorded income tax expense of $718,000 for the three months ended March 31, 2026 compared to $578,000 for the three months ended March 31, 2025. The effective tax rate was 23.9% and 24.0% for the respective periods.

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

The table below sets forth, as of March 31, 2026, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$32,978	(3.90)%
+200	33,696	(1.81)%
Level	34,318	—
-200	33,513	(2.35)%
-400	32,703	(4.71)%

(1) Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 1.81% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 2.35% decrease in net interest income. At March 31, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 3.93% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 0.74% decrease in net interest income.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At March 31, 2026, we had a $264.4 million line of credit with the Federal Home Loan Bank of Atlanta, with advances of $54.0 million outstanding and a $11.0 million letter of credit outstanding, and we had a $5.0 million unsecured federal funds line of credit, a $7.5 million unsecured federal funds line of credit, and a $20.0 million unsecured federal funds line of credit. We also had a line of $56.1 million with the Federal Reserve Bank secured by $76.3 million in loans.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $4.4 million for the three months ended March 31, 2026, compared to $1.9 million for the three months ended March 31, 2025. Net cash used in investing activities was $8.2 million for the three months ended March 31, 2026, compared to $10.7 million for the three months ended March 31, 2025. Net cash used in investing activities typically consists primarily of disbursements for loan originations and any purchases of investment securities. Net cash provided by financing activities, which consists primarily of activity in deposit accounts and proceeds/repayments of borrowings and dividends, was $39.3 million for the three months ended March 31, 2026 which reflected increases in deposits accounts of $39.2 million.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2026, we exceeded all of our regulatory capital requirements and the Bank was categorized as “well capitalized.” Management is not aware of any conditions or events since the most recent notification that would change our category. The Bank’s actual capital amounts and ratios for March 31, 2026 and December 31, 2025 are presented in the table below (in thousands).

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2026:

Common Equity Tier 1 (to Risk Weighted Assets)	$100,343	12.30%	$36,711	4.50%	$53,027	6.50%
Total Capital (to Risk Weighted Assets)	109,786	13.46%	65,252	8.00%	81,565	10.00%
Tier I Capital (to Risk Weighted Assets)	100,343	12.30%	48,948	6.00%	65,252	8.00%
Tier I Capital (to Average Assets)	100,343	11.04%	36,356	4.00%	45,445	5.00%

As of December 31, 2025:
Common Equity Tier 1 (to Risk Weighted Assets)	$97,604	12.04%	$36,480	4.50%	$52,693	6.50%
Total Capital (to Risk Weighted Assets)	107,254	13.24%	64,806	8.00%	81,008	10.00%
Tier I Capital (to Risk Weighted Assets)	97,604	12.04%	48,640	6.00%	64,806	8.00%
Tier I Capital (to Average Assets)	97,604	10.82%	36,083	4.00%	45,104	5.00%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2026, we had outstanding commitments to originate loans of $65.1 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from March 31, 2026 totaled $136.6 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

At March 31, 2026, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

Not applicable for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in Securities and Exchange Commission regulations.

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

101.0

The following materials for the quarter ended March 31, 2026, formatted in inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Changes in Stockholders’ Equity, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements

104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFINITY BANCSHARES, INC.

Date:	May 8, 2026	/s/ Edward J. Cooney
Edward J. Cooney
President and Chief Executive Officer

Date:	May 8, 2026	/s/ Brandi Pajot
Brandi Pajot
Senior Vice President and Chief Financial Officer